Form 10-K
period 1993-12-31
MARINE DRILLING COMPANIES INC
filed 1994-02-25
CIK 860521

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                               ----------------
                                1993 FORM 10-K
(MARK ONE)

{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

{    }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM _____________ TO ___________.

                       COMMISSION FILE NUMBER:  0-18309

                       MARINE DRILLING COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

                                 TEXAS                                                 74-2558926
                    (State or other jurisdiction of                                 (I.R.S. Employer
                    incorporation or organization)                               Identification Number)

        14141 SOUTHWEST FREEWAY, SUITE 2500, SUGAR LAND, TEXAS                         77478-3435
               (Address of principal executive offices)                                (Zip Code)

     Registrant's telephone number, including area code:    (713) 491-2002

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                            ---------------------
COMMON STOCK, $.01 PAR VALUE                         NASDAQ STOCK MARKET

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X    No
                                                    -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   {    }

              AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY
              NONAFFILIATES ON FEBRUARY 17, 1994 -  $129,281,361.

                 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                      ON FEBRUARY 17, 1994 - 43,792,876.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1)  Proxy Statement for Annual Meeting of Shareholders to be held May 4, 1994
                                  - Part III

================================================================================

                        MARINE DRILLING COMPANIES, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS



                                                                                                               Page
                                                                                                               ----
                                                                     PART I

Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
Item 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .       9


                                                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters   . . . . . . . . . . . . .       9
Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . .      12
Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . .      20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   . . . . .      38


                                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . .      38
Item 11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38
Item 12.   Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . . .      38
Item 13.   Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . . .      38


                                                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . .      38


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43





                                      (i)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Marine Drilling Companies, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Texas in January 1990. The Company or its predecessors have been engaged since 1966 in offshore contract drilling of oil and gas wells for independent and major oil and gas companies and currently operates in the U.S. Gulf of Mexico and the Bay of Campeche offshore Mexico.
As of February 17, 1994, the Company operated a fleet of twelve mobile offshore jack-up drilling rigs (all but one of which were owned by the Company), consisting of four independent leg cantilever jack-ups and eight mat supported jack-ups. As of February 17, 1994, eleven of the Company's twelve rigs were located in the U.S. Gulf of Mexico and one was in the Bay of Campeche.

         The Company's strategy is to strive to maintain its position as a significant provider of offshore drilling services in its present markets and to continue to diversify, insofar as financially and operationally practicable, into other international markets. The Company also intends to seek business combinations and to make acquisitions of additional drilling rigs which the Company believes will benefit its shareholders.

         The Company was significantly restructured and recapitalized in 1992 and early 1993 (the "Recapitalization"). See Item 7 "Management's
Discussion and Analysis of Financial Condition and Results of Operations -- The Recapitalization" for further information.

INDUSTRY CONDITIONS AND COMPETITION

         The Company currently derives substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and in the Bay of Campeche. Although the Company's rigs could, with certain modifications, work in other areas, management believes that the U.S. Gulf of Mexico and the Bay of Campeche currently have greater earnings potential than other markets in which its rigs could operate. The Company's rigs are not, however, suitable for those areas, such as the North Sea, that require hostile environment operating capabilities.

         Since the mid-1980's, the worldwide contract drilling industry, and particularly the drilling industry in the U.S. Gulf of Mexico, was, with limited exceptions, adversely affected by unfavorable pricing and low rig utilization. Over this period, the exploration and development budgets of the Company's customer base were reduced as a result of substantial decreases and volatility in the prices of oil and gas. These factors resulted in less exploration and developmental drilling activity and negative cash flows for many drilling contractors, including the Company. Furthermore, many energy companies have shifted more of their drilling budgets to international areas due to perceived unfavorable exploration and development economics as well as the regulatory climate in the United States. As a consequence, the supply of U.S. Gulf of Mexico drilling rigs frequently has substantially exceeded demand resulting in generally unfavorable day rates and many rigs being idle for long periods of time. During 1993, however, conditions in the Company's markets improved and the Company was able to generate significant profits and cash flows.

         Pricing and rig water depth capabilities are generally the most important competitive factors in the drilling industry. Other competitive factors include the technical capabilities of specialized drilling equipment and personnel, operational experience, rig suitability, efficiency, equipment condition, safety record, reputation and customer relations. The Company believes that it competes favorably with respect to all these factors.

         The Company's contract drilling revenues depend upon rig utilization and pricing. These variables are affected by competitive conditions and the amount of exploration and development activity conducted by oil and gas companies. This activity is strongly influenced by the current and projected prices of oil and natural gas. The Company believes that the outlook for natural gas prices is currently positive and such outlook is favorable for offshore drilling activity. However, oil prices have been generally weaker since October 1993 and this weakness is believed by the Company to have contributed to lower levels of offshore drilling in early 1994. The Company is unable to predict future oil or gas prices or the level of offshore drilling activity.

    U.S. Gulf of Mexico

         Since January 1992, the price of natural gas as reported by Natural Gas Clearinghouse has increased from its low of approximately $1.00 per thousand cubic feet ("mcf") to $2.18 per mcf in February 1994. As of January 7, 1992, there were 77 contracted jack-up rigs in the U.S. Gulf of Mexico and the number declined until early May 1992 when the number of contracted jack-up rigs reached a 1992 low of 46. Since May 1992, the number of contracted jack-up rigs has generally increased, reaching 109 in December 1993. The Company believes that the substantial improvement in natural gas prices has had a positive effect on drilling activity in the U.S. Gulf of Mexico. Overall, jack-up rig demand in the U.S. Gulf of Mexico has improved substantially since May 1992, but there can be no assurance that such improvements in drilling activity are indicative of future activity levels or that there will not be a decline in drilling activity in the future. Furthermore, jack-up rigs are mobile and competitors have moved and could move additional rigs from weaker markets to the U.S. Gulf of Mexico or offshore Mexico in the Bay of Campeche. In addition, there are additional non-marketed rigs stacked in the U.S. Gulf of Mexico which, subject to some expenditure, have been or could be reactivated to meet an increase in demand for drilling rigs in the Company's markets. Such movement or reactivation could depress pricing levels and adversely affect the supply and demand relationship in the U.S. Gulf of Mexico, notwithstanding
continued strength in natural gas prices.   Indeed, market conditions were
markedly weaker in early 1994 due to reduced jack-up rig demand and an increased supply of rigs.

         According to Offshore Data Services, as of February 15, 1994, there were 127 jack-up rigs in the U.S. Gulf of Mexico of which 98 were contracted (a 77% utilization rate). Ownership of these rigs is widely dispersed among a number of drilling contractors. As a result, no one contractor (including the Company) is able to materially affect pricing levels in the U.S. Gulf of Mexico.

    Bay of Campeche, Offshore Mexico

         According to Offshore Data Services, as of February 17, 1994, there were 19 contracted jack-up rigs in the Bay of Campeche compared to 11 contracted jack-up rigs in early December 1992. These rigs are operated by a variety of U.S.-based and Mexico-based drilling contractors. All of the rigs in the Bay of Campeche are performing drilling services for Petroleos Mexicanos ("Pemex"), the national oil company of the Republic of Mexico. Some of the rigs working for Pemex are subject to contracts between the respective drilling contractors and Pemex. Other rigs are working for turnkey companies which, in turn, have entered into turnkey contracts with Pemex. Two of the Company's rigs commenced working in the Bay of Campeche for a Mexican turnkey operator, Perforadora Faja de Oro, S.A. de C.V. ("Faja de Oro") in January 1993. The Company's contracts with Faja de Oro provided for compensation on a "day work" basis (and not on a turnkey or fixed price basis) and for each rig to drill three wells. The rigs completed their contracts and returned to the U.S. Gulf of Mexico in September 1993 and January 1994, respectively. In May 1993, the Company entered into a one-year bareboat charter and limited operating contract with Industrial Perforadora de Campeche, S.A. de C.V. ("IPC"), with a six-month renewal at the option of IPC, to provide drilling services in the Bay of Campeche. The rig commenced operations under the contract on May 4, 1993. The Company considers the Bay of Campeche a lucrative market and continues to actively market its fleet in this area.

         Pemex's current activity levels reflect a significant increase compared to recent years. If Pemex were to elect to reduce its activity levels, or should it be unable to finance these activities in the future, the Company's operations could be adversely affected. Furthermore, if such reductions were to occur, several of the rigs currently operated in the Bay of Campeche could be mobilized back to the U.S. Gulf of Mexico which would increase competition in that area and could adversely affect the Company's U.S. Gulf of Mexico results.

         The following table sets forth certain industry and Company historical data for the periods indicated:

                                                                       YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                      1993         1992        1991         1990        1989
                                                     ------       ------      ------       ------      ------
INDUSTRY(1):

U.S. Gulf of Mexico:
   Total jack-up rigs . . . . . . . . . . . . .         116          121         144          159         160
   Contracted jack-up rigs  . . . . . . . . . .          95           63          91          120         104
   Utilization  . . . . . . . . . . . . . . . .          82%          52%         63%          76%         65%

All other markets:
   Total jack-up rigs . . . . . . . . . . . . .         277          277         266          257         262
   Contracted jack-up rigs  . . . . . . . . . .         239          240         235          224         213
   Utilization  . . . . . . . . . . . . . . . .          86%          87%         88%          87%         81%

COMPANY(2):

   Total jack-up rigs(3)  . . . . . . . . . . .          11           15          21           22          16
   Contracted jack-up rigs  . . . . . . . . . .          10            6          12           16          10
   Utilization  . . . . . . . . . . . . . . . .          91%          40%         56%          71%         62%
   Non-marketed rigs  . . . . . . . . . . . . .           1            7           5            3           3
   Utilization of marketed rigs . . . . . . . .          97%          73%         73%          84%         76%

   Average day rates(4) . . . . . . . . . . . .     $23,019      $13,816     $15,547      $15,141     $11,893

- ---------------
(1)  Average of weekly data published by Offshore Data Services.

(2) The numbers included in the table represent the average number of rigs (rounded to the nearest whole number) operated by the Company for the periods indicated.

(3) From January 1, 1988 to March 12, 1990, the Company operated 16 rigs. In March 1990, the Company acquired four additional rigs and assumed charter agreements covering three additional rigs. The Company's rig fleet was substantially reduced during 1991 and 1992. See Item 2 "Properties -- Rig Fleet."

(4) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract during that period.

DRILLING OPERATIONS AND CUSTOMERS

         Most of the Company's drilling contracts provide for compensation on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. The Company does not market its rigs under fixed price or turnkey contracts. In recent years, the Company's rigs have generally been contracted on a well-to-well basis due to highly competitive conditions. In early 1993, however, the Company obtained a one-year contract for one rig in the Bay of Campeche and the Company will strive to enter into additional term contracts in the future.

         The Company provides drilling services to a customer base which includes independent and major oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, that at current levels of activity, the Company would have alternative customers for its services if it lost any single customer and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis. See Note 9 of Consolidated Financial Statements included in this report for further information regarding the Company's major customers. The Company's management believes that its customer relationships are good.

ENVIRONMENTAL MATTERS

    General

         The Company is subject to numerous domestic and foreign governmental regulations that relate directly or indirectly to its operations, including certain regulations (i) controlling the discharge of materials into the environment, (ii) requiring removal and cleanup under certain circumstances,
(iii) requiring the proper handling and disposal of waste materials, or (iv) otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling rigs in waters of the United States and certain offshore areas, may be liable for damages and for the cost of removing oil spills for which it is held responsible, subject to certain limitations. Laws and regulations protecting the environment have become more stringent in recent years and may, in certain circumstances, impose "strict liability," rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. The Company believes that it has conducted its operations in substantial compliance with all applicable environmental laws and regulations.

         The Company has generally been able to obtain contractual indemnification in its drilling contracts against pollution and environmental damages that are not caused by the gross negligence or willful misconduct of the Company, but there can be no assurance that such indemnification will be enforceable in all instances, that the customer will be financially able in all cases to comply with its indemnity obligations, or that the Company will be able to obtain such indemnification agreements in the future.

         The Company maintains insurance coverage against certain environmental liabilities, but there can be no assurance that such insurance will continue to be available or carried by the Company or, if available and carried, will be adequate to cover the Company's liability in the event of a catastrophic occurrence.

    U.S. Oil Pollution Act of 1990

         The U.S. Oil Pollution Act of 1990 ("OPA '90") and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. OPA '90 establishes liability limits (subject to indexing) for mobile offshore drilling rigs. If functioning as an offshore facility, the mobile offshore drilling rigs are considered "tank vessels" for spills of oil on or above the water surface, with liability limits of $1,200 per gross ton or $10,000,000. To the extent damages and removal costs exceed this amount, the mobile offshore drilling rigs will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits of all removal costs plus $75,000,000. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA '90.

         OPA '90 also imposes ongoing requirements on a responsible party. These include proof of financial responsibility (to cover at least some costs in a potential spill), and preparation of an oil spill contingency plan. A failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement action. In short, OPA '90 places a burden on drilling rig owners or operators to conduct safe operations and take other measures to prevent oil spills. If a spill occurs, OPA '90 then imposes liability for resulting damages.

    Outer Continental Shelf Lands Act (U.S.)

         In addition, the Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease terms relating to environmental matters or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

    CERCLA and RCRA (U.S.)

         The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, currently exempts crude oil, and the Resource Conservation and Recovery Act ("RCRA"), as amended, currently exempts certain drilling materials, such as drilling fluids and produced water, from the definitions of hazardous substances and hazardous wastes for purposes of these statutes. The Company's operations, however, may involve the use or handling of other material that may be classified as environmentally hazardous substances or wastes. There can be no assurances that these exemptions will be preserved in future amendments of such acts, if any, or that more stringent federal or state laws and regulations protecting the environment will not be adopted. CERCLA assigns strict liability to each responsible party for all response and remediation costs, as well as natural resource damage. Few defenses exist to the liability imposed by CERCLA.

GOVERNMENTAL REGULATION

         The Company's business is affected by political developments and by federal, state, foreign and local laws and regulations that relate directly to the oil and gas industry. The adoption of laws and regulations curtailing exploration and developmental drilling for oil and gas for economic, environmental or other policy reasons would and have adversely affected the operations of the Company by limiting available drilling opportunities for its customers and/or increasing the costs of such activities to the Company or its customers. The Company believes that it has conducted its operations in substantial compliance with applicable governmental laws and regulations.

OPERATIONAL RISKS AND INSURANCE

         Contract drilling operations are subject to various risks including blowouts, cratering, fires and explosions, each of which could result in damage to or destruction of drilling rigs and oil and gas wells, damage to life and property, suspension of operations, and environmental damage through oil spillage and extensive uncontrolled fires. The Company insures its drilling rigs and plant assets for amounts approximating used equipment replacement cost and also insures against catastrophic losses resulting from employer's liability and other risks customary in the energy service industry. The Company currently maintains insurance coverage it believes to be customary in the industry against certain general and marine public liabilities, including liabilities for personal injuries. Except in limited circumstances, this insurance does not cover liability for pollution or environmental damage that originates below the water surface, although the Company is generally indemnified against such pollution and environmental liabilities by its customers. There is no assurance that such insurance or indemnification will be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage or damage to the environment. Recognizing these risks, the Company has programs that are designed to promote a safe environment for its personnel and equipment.

EMPLOYEES

         As of February 17, 1994, the Company had approximately 700 employees. The number of employees varies throughout the year depending on the level of drilling activity. The Company considers relations with its employees to be good. None of the Company's employees is presently represented by labor unions.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age (as of December 31, 1993) and offices currently held by each of the executive officers of the Company are shown in the table below. Each officer is elected by the Board of Directors for a term of office extending until the meeting of the Board of Directors which follows the next annual meeting of shareholders or until his successor has been elected and qualified, unless otherwise removed.

         NAME                                  AGE                  POSITION WITH THE COMPANY
         ----                                  ---                  -------------------------
         William O. Keyes                      64                   Chairman of the Board, President and
                                                                    Chief Executive Officer(1)

         William H. Flores                     39                   Senior Vice President, Chief Financial Officer
                                                                    and Assistant Secretary(2)

         Gerald T. Greak                       53                   Senior Vice President--Marketing(3)

         Hugh L. Adkins                        46                   Vice President and Operations Manager(4)

         Joan R. Smith                         38                   Vice President, Controller and Secretary(5)

- --------------
(1) William O. Keyes has served as Chairman of the Board, President and Chief Executive Officer of the Company since December 1991 and as Vice Chairman of the Board from March 1990 to December 1991. Prior thereto, he was sole director, sole shareholder and President of Keyes Offshore, Inc. from October 1977 to March 1990.
(2) William H. Flores has served as Senior Vice President, Chief Financial Officer and Assistant Secretary of the Company since March 1990.
         Prior thereto, he served as Vice President--Finance for Keyes Offshore, Inc. from December 1986 to March 1990.
(3) Gerald T. Greak has served as Senior Vice President--Marketing of the Company since July 1991 and as Vice President since March 1990. Prior thereto, he served as Vice President--Engineering of Keyes Offshore, Inc. from 1980 to March 1990.
(4) Hugh L. Adkins has served as Vice President and Operations Manager of the Company since February 1992 and as Safety Manager of the Company from August 1990 to February 1992. He was employed by Norton Drilling Company as Drilling Superintendent and Division Manager from May 1989 to August 1990 and by M. A. Hanna Company, Midland South West Division, as Vice President-Drilling and Production from May 1984 to May 1989.
(5) Joan R. Smith has served as Vice President, Controller and Secretary since February 1993. Prior thereto, she served as Controller and Assistant Secretary since February 1991 . She was employed by the U.S. Securities and Exchange Commission in the Division of Corporation Finance from March 1990 to February 1991. Prior thereto, she served as Controller and Secretary for Enercap Corporation (a heavy oil production company) from July 1985 to March 1990.

ITEM 2.  PROPERTIES

RIG FLEET

         All of the Company's rigs are jack-up rigs, which are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. The Company owns eleven rigs and operates one additional rig under a two-year charter agreement which commenced in early 1993. Of the Company's twelve rig fleet, eight are mat supported rigs (i.e., they have a lower hull attached to the rig legs) and four are of independent leg design. Five of the mat supported rigs and one of the independent leg rigs are slot type jack-up units which are configured for the drilling operations to take place through a slot in the hull. The Company's other mat supported rigs and three of the independent leg rigs have a cantilever feature which allows the extension of the drilling equipment over a customer's platform to perform development drilling or workover operations. The Company's rigs are currently capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 200 to 300 feet. The Company's rigs could, if applicable modifications were made and certifications obtained, operate in certain non-hostile areas outside of their current markets. The Company believes that all of its rigs are in good operating condition and have been well maintained.



                                        Mat Supported Rig -- This type of rig
                                        consists of a floating upper
                                        hull with three legs which
                                        are attached to a lower hull
                                        commonly referred to as a
                                        mat.  After being towed to
                                        the drilling location, the
                                        legs are lowered until the
          {GRAPH}                       mat contacts the seabed and
                                        the upper hull is jacked to
                                        the desired elevation above
                                        sea level.  One advantage of
                                        mat supported rigs is the
                                        ability to operate in areas
                                        having soft seabed conditions
                                        where independent leg rigs
                                        are prone to have excessive
                                        penetration and subject to
                                        leg damage.





Independent Leg Rig -- This type of rig
consists of a floating hull with three
independent elevated legs.  After being
towed to the drilling location, the                  {GRAPH}
legs are lowered until they penetrate
the seabed and the hull is jacked to the desired elevation above sea level.

         The following table describes the Company's drilling rigs as of February 17, 1994:

                                                                YEAR OF
                                                             CONSTRUCTION     RATED     RATED
                                                               OR REFUR-      WATER    DRILLING
     NAME OF RIG                MAKE/DESIGN       TYPE         BISHMENT       DEPTH     DEPTH          LOCATION
     -----------                -----------       ----       ------------     -----    --------        --------
Independent Leg Rigs:

MARINE 300 (a)(b)        F&G*/L780 MOD II       Cantilever        1981         250'    30,000'    Bay of Campeche
MARINE 301 (c)           F&G*/L780 MOD II       Cantilever        1981         300'    25,000'    U.S. Gulf of Mexico
MARINE 303               F&G*/L780 MOD II       Cantilever        1982         300'    30,000'    U.S. Gulf of Mexico
MARINE 304 (c)           MLT**                  Slot              1993 (d)     300'    30,000'    U.S. Gulf of Mexico

Mat Supported Rigs:

MARINE 1                 Bethlehem/225          Slot              1993 (e)     225'    20,000'    U.S. Gulf of Mexico
MARINE 3    (f)          Bethlehem/262          Slot              1974         262'    25,000'    U.S. Gulf of Mexico
MARINE 4                 Bethlehem/250          Slot              1975         250'    25,000'    U.S. Gulf of Mexico
MARINE 15                Baker Marine/250       Slot              1981         250'    25,000'    U.S. Gulf of Mexico
MARINE 16                Bethlehem/250          Slot              1981         250'    20,000'    U.S. Gulf of Mexico
MARINE 17                Bethlehem/200          Cantilever        1981         200'    20,000'    U.S. Gulf of Mexico
MARINE 18                Bethlehem/250          Cantilever        1982         250'    20,000'    U.S. Gulf of Mexico
MARINE 200               Bethlehem/200          Cantilever        1981         200'    20,000'    U.S. Gulf of Mexico

- ---------------
(a)  Can be modified to provide for 300 foot water depth capacity.
(b)  Designed to operate in environmentally sensitive areas such as Mobile Bay.
(c)  Equipped with top drive.
(d)  Year of construction -- 1976
(e)  Year of construction -- 1969
(f)  Chartered pursuant to a two-year charter agreement expiring in February
     1995.
 *   Friede & Goldman.
**   Marathon LeTourneau

     The Company's fleet was substantially reduced during 1991 and 1992. In 1991, the Company sold one rig and returned two chartered rigs to their owners pursuant to the termination of the related charter agreements. In 1992, the Company (i) sold two rigs (one of which was 50% owned), (ii) transferred custody of seven rigs to the United States Maritime Administration ("MarAd") and (iii) returned one chartered rig to its owner pursuant to the expiration of the related charter agreement. The rigs transferred to MarAd were sold to third parties during 1992 and 1993 with MarAd receiving the proceeds from such sales. Pursuant to the terms of such sales, the owners of such rigs are prohibited from marketing them in the U.S. Gulf of Mexico for exploratory and development drilling purposes. See Item 7 " -- The Recapitalization." In December 1992, the Company chartered an additional rig under a two-year charter agreement providing for charter payments of $1,500 and $1,800 per operating day during the first and second years, respectively. In August 1993, the Company acquired and refurbished the MARINE 304. Also in 1993, the Company refurbished and reactivated the MARINE 1.

OTHER PROPERTY

         The Company leases approximately 28,000 square feet of office space in Sugar Land, Texas for its headquarters. In addition, the Company leases an approximately 60,000 square foot warehouse and repair facility on 31 acres near Houston, Texas. The Company also owns a 16 acre property in Corpus Christi, Texas, which is presently held for sale.

ITEM 3. LEGAL PROCEEDINGS

GENERAL

         Various claims have been filed against the Company and its subsidiaries in the ordinary course of business, particularly claims alleging personal injuries. Management believes that the Company has established adequate reserves for any liabilities which may reasonably be expected to result from these claims.

         In the opinion of management, no pending claims, actions or proceedings against the Company or its subsidiaries are expected to have a material adverse effect on its financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock"), trades on the Nasdaq Stock Market under the symbol "MDCO." The following table sets forth the range of high and low sale prices per share of the Common Stock as reported by the Nasdaq Stock Market for the periods indicated. Share price data has been adjusted to reflect a one-for-twenty-five reverse stock split (the "Reverse Stock Split") effected in October 1992.
See Item 7 " -- The Recapitalization."

                                                          1993                          1992
                                                  ------------------           --------------------
                                                   HIGH         LOW              HIGH          LOW
                                                  ------       -----           --------       -----
              First Quarter   . . . . . . .         4 1/2       1 1/4          5 15/32         3 1/8
              Second Quarter  . . . . . . .        10           4              6 1/4           3 1/8
              Third Quarter   . . . . . . .         8 1/4       5 7/8          4 11/16         1 9/16
              Fourth Quarter  . . . . . . .         8 5/8       3 7/8          3 29/32         1 1/4


         The last sale price of the Common Stock as reported by the Nasdaq Stock Market on February 17, 1994 was $5 5/8 per share. As of February 17, 1994, there were approximately 500 holders of record of the Common Stock.

         The Company has not paid cash dividends on its Common Stock in the past and does not intend to pay dividends on the Common Stock in the foreseeable future. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended December 31, 1993 are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

                                                                   AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                            1993         1992            1991          1990(2)        1989
                                                         ---------    ---------       ----------      ---------    ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
 Drilling revenues  . . . . . . . . . . . . . . . .      $  82,998    $  31,621       $  66,686       $  85,863    $  43,060
 Drilling expenses  . . . . . . . . . . . . . . . .         45,330       29,189          58,117          72,842       43,549
 Depreciation and amortization  . . . . . . . . . .          5,312       12,315          17,240          18,956       14,699
 General and administrative   . . . . . . . . . . .          8,999        6,903           9,786           8,969        6,082
 Rig writedown  . . . . . . . . . . . . . . . . . .             --       68,320(3)           --              --           --
 Operating income (loss)  . . . . . . . . . . . . .         23,357      (85,106)        (18,457)        (14,904)     (21,270)
 Interest expense, net  . . . . . . . . . . . . . .             62        9,628          13,291          12,598        9,008
 Income (loss) before income taxes
   and extraordinary items  . . . . . . . . . . . .         23,301      (91,327)        (34,462)        (29,251)     (28,926)
 Income tax expense (benefit)   . . . . . . . . . .          8,278           40              --              --         (724)
 Gains on early extinguishments
   of debt  . . . . . . . . . . . . . . . . . . . .             --      104,523(4)           --              --           --
 Net income (loss)  . . . . . . . . . . . . . . . .      $  15,023    $  13,156       $ (34,462)      $ (29,251)   $ (28,202)
 Weighted average common shares
   outstanding (5)  . . . . . . . . . . . . . . . .         40,936        5,823             753             618          337

PER SHARE DATA(1):
 Income (loss) per common share before
   extraordinary items (6)  . . . . . . . . . . . .      $    0.37    $  (16.84)      $  (56.29)      $  (58.37)   $ (101.86)
 Extraordinary gains per common
   share  . . . . . . . . . . . . . . . . . . . . .             --        17.95              --              --           --
 Net income (loss) per common
   share (6)  . . . . . . . . . . . . . . . . . . .      $    0.37    $    1.11       $  (56.29)      $  (58.37)   $ (101.86)

BALANCE SHEET DATA(1):
 Cash and cash equivalents  . . . . . . . . . . . .      $  21,719    $   9,173       $   4,503       $  20,995    $  12,822
 Working capital (deficit)  . . . . . . . . . . . .         32,089         (846)(7)     (77,063)(7)      17,478       13,671
 Total assets   . . . . . . . . . . . . . . . . . .        124,171       92,228         247,788         293,201      210,805
 Long-term debt, non-current  . . . . . . . . . . .             --        5,123 (7)      59,702 (7)     140,672      104,073
 Old Preferred Stock  . . . . . . . . . . . . . . .             --           --          57,233          49,296       38,556
 Shareholders' equity   . . . . . . . . . . . . . .        106,417       60,695          26,741          67,954       47,600

                                                   (see notes on following page)

- ------------
Note: For definitions of certain capitalized terms used in the following footnotes, see Item 7 " -- The Recapitalization."

(1) See Note 1 to the Consolidated Financial Statements included in Item 8 of this report and Item 7 " -- The Recapitalization" for discussions of the restructuring and recapitalization activities, as well as the effect of quasi-reorganization accounting procedures adopted in 1992.

(2) Reflects the business combination (the "Keyes Merger") effected on March 13, 1990 of the Company's predecessor, Marine Drilling Company, and certain entities (the "Keyes Entities") then controlled by Mr. Keyes. The statement of operations data includes the Keyes Entities from March 1, 1990.

(3) In connection with the Recapitalization, during 1992, the Company recorded a rig writedown of $68,320,000 related to the transfer of seven rigs to MarAd and the writedown of four other rigs to net realizable value.

(4) During the second quarter of 1992, the Company paid a lender $500,000 in connection with the Bank One Transaction and recorded early extinguishment of debt of $13,942,000 and a related gain on early extinguishment of debt of $13,442,000. Additionally, during the third quarter of 1992, the Company recorded the discharge of debt of $52,106,000 and a related early extinguishment gain of $45,406,000 pursuant to the Storm Drilling Restructuring. During the fourth quarter of 1992, the Company recorded an extraordinary gain of $45,675,000 and issued 4,994,752 shares of Common Stock at a value of $1.25 per share, or $6,244,000, in connection with the Chase Exchange. Total debt discharged and related early extinguishment gains during the year ended December 31, 1992 were $117,967,000 and $104,523,000, respectively.

(5) Income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Net income per common share for the year ended December 31, 1993 does not include the effect of outstanding stock options as the potential dilution from their exercise is less than three percent.

(6)     For the years ended December 31, 1992, 1991, 1990 and 1989, net income
        (loss) per common share includes $1.15, $10.54, $11.01 and $18.08, respectively, per share of Common Stock attributable to dividends on and discount accretion of Old Preferred Stock. On October 29, 1992, the Company's Old Preferred Stock was reclassified into 19,369,893 shares of Common Stock.

(7) The working capital deficit as of December 31, 1992 included $16,157,000 representing the current portion of long-term debt. The working capital deficit as of December 31, 1991 included "Long-term debt currently due" of $88,593,000 which was in default subsequent to December 31, 1991. See Item 7 " -- Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements included in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- GENERAL

         The following is a discussion of the Company's financial condition, results of operations, historical financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

         During 1991 and most of 1992, demand for drilling services in the U.S. Gulf of Mexico was generally depressed due primarily to the uncertainty and occasional volatility of oil and gas prices, as well as an oversupply of jack-up drilling rigs. During the latter part of 1992, the demand for drilling services in the U.S. Gulf of Mexico improved markedly from earlier levels, which, combined with a continued decline in the supply of jack-up rigs, resulted in generally higher jack-up rig utilization and day rates. The Company attributes this improvement in demand primarily to the increase in the price of domestic natural gas during that period. Demand continued to improve during early 1993 due primarily to increased drilling activity in the Bay of Campeche by Pemex, which drilling activity further reduced the supply of jack-up rigs in the U.S. Gulf of Mexico. In addition, demand for jack-up rigs in the U.S. Gulf of Mexico showed general improvement throughout 1993. Oil prices have been generally weaker since October 1993, however, and this weakness is believed by the Company to have contributed to lower levels of offshore drilling in early 1994.

         Prior to 1993, the Company derived most of its revenues from contract drilling in the U.S. Gulf of Mexico. During 1993, the Company operated two to three rigs in the Bay of Campeche and received a significant amount of revenues therefrom. As of February 17, 1994, the Company had one rig operating in the Bay of Campeche. See Note 9 to the Company's Consolidated Financial Statements included in Item 8 of this report.

         During 1992 and the first quarter of 1993, the Company completed a series of related transactions that provided for the Recapitalization. See "
- -- The Recapitalization" below. Primarily as a result of the Recapitalization, between January 1, 1992 and early 1993, the Company eliminated its preferred stock obligations of approximately $64,000,000 and its indebtedness of approximately $148,000,000. The Company's rig fleet was also reduced during that period from 21 rigs to 11 rigs.

         The Company's financial results improved markedly during the fourth quarter of 1992 and throughout 1993 due to the improvements in business conditions noted above and the effects of the Recapitalization.

THE RECAPITALIZATION

         The Recapitalization of the Company in 1992 and the first quarter of 1993 included several transactions which significantly reduced the Company's debt and eliminated its preferred stock obligations. The table presented below reflects certain effects of the Recapitalization transactions and other payments of debt as if each of the transactions had been consummated on January 1, 1992. The capitalized terms used in the table are defined in the narrative following the table which further describes each of the Recapitalization transactions.

                                                          SHARES OF               OLD
                                                           COMMON              PREFERRED
                                                           STOCK(1)             STOCK(2)             DEBT(3)
                                                          ----------           ---------            ---------
                                                                         (DOLLARS IN THOUSANDS)
         Balances as of January 1, 1992 . . . . . .          753,546           $  57,233            $ 148,295

         Recapitalization transactions --
           Bridge Loan  . . . . . . . . . . . . . .             --                 --                   4,000
           Bank One Transaction   . . . . . . . . .             --                 --                 (12,901)
           Marine 200 Restructuring   . . . . . . .             --                 --                  (7,471)
           Chemical Bank Restructuring  . . . . . .             --                 --                  (4,070)
           First City Redemption  . . . . . . . . .             --                 --                  (4,205)
           Chemical Bank Extension  . . . . . . . .             --                 --                  (4,184)
           Storm Drilling Restructuring   . . . . .             --                 --                 (47,841)
           Preferred Stock Reclassification   . . .       19,369,893             (57,233)                 --
           Chase Exchange   . . . . . . . . . . . .        4,994,752               --                 (46,801)
           Bridge Loan Exchange   . . . . . . . . .        3,270,054               --                  (4,000)
           Rights Offering  . . . . . . . . . . . .        9,638,214               --                    --
                                                          ----------           ---------            ---------

                                                          38,026,459               --                  20,822
         Other cash payments of debt  . . . . . . .             --                 --                  (8,001)
                                                          ----------           ---------            ---------
         Balances as adjusted as of
           March 31, 1993   . . . . . . . . . . . .       38,026,459 (4)       $    --              $  12,821
                                                          ==========           =========            =========

- ---------------
(1) Share amounts have been adjusted to reflect the Reverse Stock Split effected on October 29, 1992.

(2)      Excludes accrued dividends and accretion of discount.

(3)      Excludes accrued interest and interest payments.

(4)      Excludes 285,000 shares of restricted Common Stock issued in January
         1993.


    Background

         In June 1992, the Company entered into an agreement (the "Recapitalization Agreement") with certain of its lenders, including The Chase Manhattan Bank, N.A. ("Chase"), and certain preferred shareholders, including Warburg, Pincus Capital Company, L.P. ("Warburg"), Aeneas Venture Corporation ("Aeneas"), Capricorn Investors, L.P. ("Capricorn," and together with Warburg and Aeneas, the "Marine Investors") and William O. Keyes ("Mr. Keyes"). At the time the Company entered into the Recapitalization Agreement, a substantial portion of its debt was in default. The Company had unsuccessfully sought a business combination during the prior year and was close to exhausting its cash reserves. The Recapitalization collectively consisted of the following described transactions, substantially all of which were contemplated by the Recapitalization Agreement.

    Bridge Loan and Bank One Transaction

         Concurrently with the execution of the Recapitalization Agreement, the Company entered into a $4,000,000 bridge loan agreement with the Marine Investors (the "Bridge Loan") to provide sufficient funding to enable the Company to complete the Recapitalization. The Company also then purchased approximately $13,942,000 of indebtedness (approximately $12,901,000 principal plus accrued interest) owed by one of its subsidiaries for $500,000 (the "Bank One Transaction").

    Marine 200 Restructuring

         On July 14, 1992, a subsidiary of the Company owning a single jack-up rig filed for protection under Chapter 11 of the United States Bankruptcy Code in order to restructure certain indebtedness held by MarAd, an agency of the U.S. Department of Transportation. On March 11, 1993, the creditors of this subsidiary unanimously approved its plan of reorganization and on March 16, 1993 the plan was confirmed by the bankruptcy court. Under the plan (the "Marine 200 Restructuring"), the subsidiary's outstanding indebtedness to MarAd of approximately $10,554,000 was reduced by approximately $7,471,000 to approximately $3,083,000, which was fully retired later in 1993.

  Chemical Bank Restructuring, First City Redemption and Chemical Bank Extension

         In August 1992, the Company agreed to a restructuring (the "Chemical Bank Restructuring") of indebtedness owed to Chemical Bank and First City -- Texas, Houston N.A. ("First City"), which was in default and which aggregated approximately $22,533,000 as of the date of the restructuring. The Chemical Bank Restructuring extended the maturity of approximately $18,400,000 of such indebtedness to April 30, 1993 and provided for payment of the balance (approximately $4,070,000) during 1992. In January 1993, the Company acquired all of such indebtedness then held by the successor to First City, approximately $4,215,000 (approximately $4,205,000 principal plus accrued interest), at a five percent discount (the "First City Redemption"). Later in 1993, the Company retired the remaining indebtedness owed to Chemical Bank.

    Storm Drilling Restructuring

         In September 1992, the Company effectively discharged approximately $52,106,000 (approximately $47,841,000 principal plus accrued interest, net of deferred financing costs) of indebtedness owed to MarAd by a subsidiary of the Company (the "Storm Drilling Restructuring") in consideration for the transfer to entities designated by MarAd of the seven jack-up rigs that secured such debt and the transfer to MarAd of an interest in certain then pending litigation against the manufacturer of one of the Company's jack-up rigs (the "Marine 7 Litigation"). As a result of the settlement of the Marine 7 Litigation in early 1993, MarAd received approximately $3,802,000.

    Preferred Stock Reclassification, Chase Exchange and Bridge Loan Exchange

         On October 29, 1992, immediately following the meeting of the Company's shareholders at which certain elements of the Recapitalization were approved, the Company (i) effected the Reverse Stock Split which reclassified the then outstanding 18,838,643 shares of Common Stock (pre Reverse Stock Split) into 753,546 shares of Common Stock, (ii) reclassified all outstanding shares of the Company's 14% nonconvertible redeemable preferred stock (the "Old Preferred Stock") into an aggregate of 19,369,893 shares of Common Stock (the "Preferred Stock Reclassification"), (iii) issued 4,994,752 shares of Common Stock in exchange for approximately $51,919,000 (approximately $46,801,000 principal plus accrued interest, net of deferred financing costs) of indebtedness of a subsidiary of the Company held primarily by Chase (the "Chase Exchange"), (iv) issued 3,270,054 shares of Common Stock to the Marine Investors in exchange for the approximately $4,087,000 ($4,000,000 principal plus accrued interest) outstanding under the Bridge Loan (the "Bridge Loan Exchange"), (v) paid contingent dividend rights (the "Litigation Dividend Rights") to the holders of record of Common Stock immediately prior to the consummation of the other Recapitalization transactions occurring on such date, and (vi) entered into a Registration Rights Agreement and a Shareholders' Agreement with the Marine Investors, Chase, Mr. Keyes and certain other participants in the Recapitalization.

         The Litigation Dividend Rights provided for a payment to be made if the net litigation proceeds from the Marine 7 Litigation exceeded certain threshold amounts. As a result of the settlement of this litigation in January 1993, no amounts have been or will be paid pursuant to the Litigation Dividend Rights.

    Rights Offering

         In December 1992, the Company concluded a rights offering (the
"Rights Offering") in which it sold 9,638,214 shares of Common Stock, at $1.25 per share, out of a maximum offering of 12,810,277 shares. The transferable rights had been distributed to the holders of record of the Common Stock immediately prior to the consummation of the Recapitalization transactions effected on October 29, 1992. Pursuant to the Recapitalization Agreement, the Marine Investors purchased 4,800,000 shares of Common Stock in the Rights Offering.

    Quasi-Reorganization

         As of December 31, 1992, the Company adopted quasi-reorganization accounting procedures which allowed the Company to eliminate its accumulated deficit against paid-in capital and to revalue its assets and liabilities to estimated fair values.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources

         The Company had positive working capital at December 31, 1993 of $32,089,000 as compared to negative working capital of $(846,000) at December 31, 1992. The improvement in working capital was due primarily to the Company's sale of Common Stock, an increase in cash generated by operations and the settlement of the Marine 7 Litigation.

         Net cash provided by operating activities was $23,493,000 in 1993 as compared to net cash used in operations of $6,254,000 and $7,756,000, respectively, during 1992 and 1991. Non-cash items included in the Company's Statement of Cash Flows in 1992 consist of extraordinary gains on debt extinguishment of $104,523,000 and writedowns of rigs of $68,320,000.

         Cash provided by or (used in) investing activities was $(17,772,000), $677,000 and $(2,100,000) during 1993, 1992 and 1991, respectively. Cash used in 1993 consisted primarily of capital expenditures of $18,329,000, with the largest expenditure being the acquisition and refurbishment of the MARINE 304 (formerly Key Largo) in August 1993, including the purchase price of $9,950,000 and refurbishment costs of $2,400,000. In addition, the MARINE 1 was reactivated and refurbished at a cost of $3,900,000 and the MARINE 303 was upgraded at a cost of $1,200,000. The balance of $879,000 was primarily for drill pipe and other purchases. Cash provided in 1992 was generated primarily from proceeds from sales of two rigs. The Company sold one rig in September 1992 and another (in which the Company owned a 50% interest) in July 1992.
Cash used in 1991 was due to capital expenditures of $3,938,000, consisting primarily of purchases of drill pipe, cranes, other drilling equipment, and renovation costs. Excluding expenditures relating to possible acquisitions of rigs, the Company plans capital expenditures in 1994 of approximately $1,200,000 primarily for drill pipe purchases.

         Cash provided by or (used in) financing activities was $6,825,000, $10,247,000, and $(6,636,000) during 1993, 1992 and 1991, respectively. Cash provided by financing activities in 1993 consisted of the sale of Common Stock offset by the payments of debt discussed below. During 1992, the Company received $4,000,000 from the Bridge Loan in connection with the Recapitalization, received net proceeds of $11,462,000 from the Rights Offering, and made debt payments of $12,277,000. During 1991 the Company made debt payments of $8,239,000, of which $1,603,000 was from restricted cash.

         In connection with the Recapitalization, in November and December 1992 the Company sold stock related to the Rights Offering. Approximately 9,638,000 shares of Common Stock were subscribed for with gross proceeds of approximately $12,048,000. Approximately $186,000 of broker solicitation fees were paid on approximately 3,055,000 shares and approximately $325,000 of expenses were incurred in connection with the Rights Offering.

         In early July 1993, the Company completed a sale of 5,000,000 shares of Common Stock at a price of $6.00 per share ($5.64 net of underwriting discounts). The sale provided proceeds to the Company of approximately $28,200,000. The proceeds of the offering were used for (i) the reduction of bank indebtedness during the third quarter as discussed in the following paragraph, (ii) the reactivation of the MARINE 1 and (iii) the purchase and refurbishment of the MARINE 304 and the balance will be used in the future for general corporate purposes, including possible acquisitions of offshore drilling rigs. Approximately $422,000 of expenses were incurred in connection with the offering.

         On December 31, 1992, the Company's indebtedness was $21,280,000, with shareholders' equity of $60,695,000 as compared to December 31, 1991 when the Company's indebtedness and obligations related to preferred stock totaled $205,528,000 with shareholders' equity of $26,741,000. During the first quarter of 1993, the Company reduced its debt pursuant to a redemption and retirement of $4,205,000 of indebtedness at 95% of face value followed by additional debt retirements of $4,184,000. During the third quarter of 1993, the Company retired its remaining indebtedness of $10,274,000. As a result of debt retirements, the sale of Common Stock and improved cash flows from operations, the Company had no debt and had shareholders' equity of $106,417,000 as of December 31, 1993.

         The Company believes that its projected cash flows and current working capital resources are sufficient to meet its capital expenditure requirements for the foreseeable future.

         The Company intends to pursue acquisitions of additional jack-up rigs and business combinations with other drilling contractors. From time to time, the Company has had discussions, and anticipates that such discussions will continue in the future, with other parties regarding rig acquisitions and business combinations. The Company cannot predict the outcome of such discussions. If the Company is successful, however, in acquiring additional offshore rigs, the Company would, under certain circumstances, need to obtain debt or equity financing to fund such acquisitions.

    Income Taxes

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Effective December 31, 1992, in conjunction with the adoption of quasi-reorganization accounting, the Company adopted Statement 109. The change in the method of accounting for income taxes had no cumulative effect on the 1992 consolidated statements of operations.

    Federal Income Tax Effects of the Recapitalization

         The Company has taken the position that the Recapitalization and the Rights Offering did not cause an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, (the "Code") based on the applicability of Section 382(l)(3)(C) and Regulation Section 1.382-2T(h)(4)(i)(B). Since neither the Internal Revenue Service nor the Department of Treasury has established any rules or guidance on Section 382(l)(3)(C), there can be no assurance that an ownership change will not be deemed to have occurred. If an ownership change were deemed to have occurred, the utilization of the Company's net operating losses and investment tax credit carryforwards, would be substantially limited.

         In addition, the Recapitalization and certain transactions related thereto have resulted in substantial reductions of the Company's tax net operating loss carryforwards. Moreover, if the Company fails to prevail on certain of the tax positions it has taken with respect to the tax effects of those transactions, the Company's net operating loss carryforwards could be further reduced in a substantial manner. Appropriate valuation allowances for deferred tax assets have been established in the consolidated financial statements based on management's consideration of whether it is more likely than not that some portion or all of the net operating losses and investment tax credit carryforwards will not be realized.

         Sales of significant numbers of shares of Common Stock by the Company or certain significant shareholders of the Company could result in an ownership change under Section 382 of the Code. An ownership change under Section 382 of the Code would limit the Company's ability to use its remaining net operating losses against its future income in each taxable year to no more than an amount equal to the product of the fair market value of the Company's equity immediately prior to such an ownership change multiplied by the long-term federal exempt rate then in effect. Such an ownership change would also limit the Company's ability to use its investment tax credit and general business credit carryforwards for federal income tax purposes.

         For further discussion of the federal income tax effects of the Recapitalization, see Note 6 to the Company's Consolidated Financial Statements included in Item 8 of this report.

RESULTS OF OPERATIONS -- 1993 COMPARED WITH 1992

    Revenues

         During 1993, the Company generated drilling revenues of $82,998,000 which represented an increase of $51,377,000 or 162% compared to 1992 drilling revenues of $31,621,000. The increases in revenues resulted primarily from the following factors: (i) an increase in the number of marketed rigs from 8 during the 1992 period to 10 rigs during 1993; (ii) an increase in utilization of marketed rigs from 73% during the 1992 period to 97% during 1993; and (iii) a 67% increase in average day rates from $13,816 during the 1992 period to $23,019 in 1993. The increases in utilization and average day rates resulted principally from increased drilling activity in the U.S. Gulf of Mexico and the Bay of Campeche. As of February 17, 1994, the Company had one rig in the Bay of Campeche. Revenues from the Bay of Campeche market accounted for 28% ($23,459,000) of the Company's revenues and 37% ($8,538,000) of the Company's operating income for 1993. The Company had no rigs in this market during 1992. If Pemex reduces the level of its drilling activities, the Company's operations could be adversely affected in both of its markets.

    Costs and Expenses

         Contract drilling expenses of $45,330,000 in 1993 represented an increase of $16,141,000 or 55% compared to contract drilling expenses of $29,189,000 in 1992. This increase was primarily the result of increased rig utilization in 1993.

         Depreciation and amortization expense in 1993 decreased $7,003,000 or 57% from $12,315,000 to $5,312,000 compared to 1992. The decrease was primarily due to the effect of the adoption of quasi-reorganization accounting procedures on December 31, 1992.

         General and administrative expenses in 1993 increased $2,096,000 or 30% from $6,903,000 to $8,999,000 compared to 1992. General and administrative expenses increased primarily as a result of executive bonuses of $4,436,000 paid pursuant to bonus agreements which were based upon the price of the Company's stock in November 1993 and a reversal of compensation expense ($741,000) related to expired options in 1992. Excluding these items, general and administrative expenses were $4,563,000 and $7,644,000 during 1993 and 1992, respectively.

    Interest Expense

         Interest expense decreased $9,147,000 or 94% from $9,727,000 in 1992 to $580,000 in 1993. The decrease was related primarily to decreased debt as a result of the Recapitalization and lower interest rates.

    Interest Income

         Interest income increased $419,000 or 423% from $99,000 in 1992 to $518,000 in 1993. The increase was primarily the result of larger cash balances available for investment which was partially offset by lower interest rates.

    Income Taxes

         Income taxes of $8,278,000 for the year ended December 31, 1993, consisted of taxes currently payable of $800,000, deferred federal income taxes of $5,376,000, the realization of pre-quasi-reorganization net operating loss carryforwards of $1,612,000 and tax benefits of $490,000 related to Common Stock issued pursuant to the Marine Drilling 1992 Long Term Incentive Plan.
The latter amount was recorded to shareholders' equity, while taxes currently payable represent federal alternative minimum tax of $408,000, state income taxes of $12,000 and foreign income taxes of $380,000. As a result of the Recapitalization, the realization of pre-quasi-reorganization net operating loss carryforwards of $1,612,000 was recorded directly to shareholders' equity.

RESULTS OF OPERATIONS -- 1992 COMPARED WITH 1991

    Revenues

         During 1992 the Company generated drilling revenues of $31,621,000 which represented a decrease of $35,065,000 or 53% compared to 1991 drilling revenues of $66,686,000. The decrease in revenues resulted primarily from the following factors: (i) a decrease in the number of marketed rigs from 16 during the 1991 period to 8 rigs during 1992; and (ii) an 11% decrease in average day rates from $15,547 to $13,816. The declines in marketed rigs and average day rates are principally from the then current oversupply of jack-up drilling rigs relative to the reduced demand for contract drilling services attributable to prolonged weakness and volatility in oil and gas prices and resulting reductions in the exploration and development expenditures of energy companies.

    Costs and Expenses

         Contract drilling expenses of $29,189,000 in 1992 represented a decrease of $28,928,000 or 50% compared to contract drilling expenses of $58,117,000 in 1991. This decrease resulted primarily from decreased rig utilization compared to 1991, offset partially by retaining rig crews on certain marketed, but idle, rigs to keep such rigs in a work-ready condition.

         Depreciation and amortization expense in 1992 decreased $4,925,000 or 29% from $17,240,000 to $12,315,000 compared to 1991. The decrease was due primarily to (i) the reclassification of three rigs to assets held for sale as of May 1992, as well as the subsequent sale of one of those rigs and (ii) the return of seven rigs to MarAd during May and June 1992 pursuant to the Storm Drilling Restructuring.

         General and administrative expenses in 1992 decreased by $2,883,000 or 29% from $9,786,000 to $6,903,000 compared to 1991. General and administrative expenses decreased primarily as a result of cost savings related to reductions in staff, the combination of the corporate and marketing offices and the reversal of previously recorded compensation expense related to stock options expiring in 1992. These reductions were offset partially by expenses incurred in 1992 related to the Recapitalization and the Marine 7 Litigation.

         Rig writedown expense of $68,320,000 consisted of three transactions:
(i) write-down in connection with the Storm Drilling Restructuring of seven rigs financed by MarAd ($59,447,000); (ii) the reclassification of three rigs to assets held for sale resulting in a writedown of $8,581,000; and (iii) the sale of a rig in which the Company held a 50% interest resulting in a writedown of $292,000.

    Interest Expense

         Interest expense decreased $4,613,000 or 32% from $14,340,000 in 1991 to $9,727,000 in 1992. The decrease resulted primarily from decreased debt and lower interest rates.

    Interest Income

         Interest income decreased $950,000 or 91% from $1,049,000 in 1991 to $99,000 in 1992. The decrease resulted primarily from fewer funds available for investment and lower interest rates.

    Other Income and Expense

         Other income (net) for 1992 was $429,000 compared to other expense
(net) for 1991 of $2,714,000. Other income in 1992 consisted primarily of drill pipe sales. The net expense in 1991 resulted primarily from a writedown of an investment in a rig held for sale, charter fees on two rigs, as well as the gains on the sale of another rig and the disposal of other assets.

    Proceeds from Settlement of Litigation

         After payment of legal fees and amounts owing MarAd as a result of the Storm Drilling Restructuring, the Company recorded income in 1992 of approximately $2,978,000 in connection with the settlement of the Marine 7 Litigation.

    Gains on Early Extinguishment of Debt

         Gains on early extinguishment of debt of $104,523,000 in 1992 consisted of three transactions: the Bank One Transaction, the Storm Drilling Restructuring and the Chase Exchange. Two transactions in June included: (i) the return of seven rigs having an estimated fair value of $6,700,000 pursuant to the Storm Drilling Restructuring for debt extinguishment of $52,106,000 resulting in an extraordinary gain of $45,406,000; and (ii) the payment of $500,000 pursuant to the Bank One Transaction to extinguish debt of $13,942,000 resulting in an extraordinary gain of $13,442,000. The Chase Exchange in October 1992 consisted of issuing 4,994,752 shares of common stock to lenders with a fair value of $1.25 per share or $6,244,000 to extinguish debt of $51,919,000 resulting in an extraordinary gain of $45,675,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


         We have audited the consolidated financial statements of Marine Drilling Companies, Inc. and subsidiaries as listed in Item 14 on page 38. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14 on page 38. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                               KPMG PEAT MARWICK


Houston, Texas
February 18, 1994

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                 DECEMBER 31,
                                                                                          --------------------------
                                                                                             1993            1992
                                                                                          ----------      ----------
                        ASSETS
Current Assets:
 Cash and cash equivalents                                                                $   21,719      $    9,173
 Restricted cash investments                                                                     250             250
 Accounts receivable - trade (net of allowance of $79
    and $97 for 1993 and 1992, respectively)                                                  19,308           8,196
 Accounts receivable - other                                                                      48           3,763
 Prepaid expenses                                                                                829             735
 Assets held for sale, at estimated net realizable value                                          25             100
                                                                                          ----------      ----------
         Total current assets                                                                 42,179          22,217
Property and Equipment                                                                        87,140          68,848
 Less accumulated depreciation                                                                 5,295              --
                                                                                          ----------      ----------
         Property and equipment, net in 1993                                                  81,845          68,848
Other                                                                                            147           1,163
                                                                                          ----------      ----------
                                                                                          $  124,171      $   92,228
                                                                                          ==========      ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt                                                        $       --      $   16,157
 Accounts payable and accrued expenses                                                         8,647           5,101
 Employer's liability claims, current                                                          1,443           1,805
                                                                                          ----------      ----------
         Total current liabilities                                                            10,090          23,063
Long-Term Debt, non-current                                                                       --           5,123
Employer's Liability Claims, non-current                                                       2,288           3,347
Deferred Income Taxes                                                                          5,376              --
Shareholders' Equity:
 Common stock, par value $.01.  Authorized 200,000,000
    shares; issued and outstanding 43,682,668 and
    38,026,459 shares in 1993 and 1992, respectively                                             437             380
 Common stock restricted                                                                        (844)             --
 Additional paid-in capital                                                                   91,801          60,315
 Retained earnings from January 1, 1993
    (deficit of $49,572 as of December 31, 1992
    eliminated in quasi-reorganization)                                                       15,023              --
                                                                                          ----------      ----------
         Total shareholders' equity                                                          106,417          60,695
                                                                                          ----------      ----------
Commitments and contingencies
                                                                                          $  124,171      $   92,228
                                                                                          ==========      ==========





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1993             1992             1991
                                                                        ----------       ----------       ----------
Revenues                                                                $    82,998      $   31,621       $   66,686

Costs and Expenses:
   Contract drilling                                                         45,330          29,189           58,117
   Depreciation and amortization                                              5,312          12,315           17,240
   General and administrative                                                 8,999           6,903            9,786
   Rig writedown                                                                 --          68,320               --
                                                                        -----------      ----------       ----------
                                                                             59,641         116,727           85,143
                                                                        -----------      ----------       ----------
      Operating income (loss)                                                23,357         (85,106)         (18,457)
                                                                        -----------      ----------       ----------
Other Income (Expense):
   Interest expense                                                            (580)         (9,727)         (14,340)
   Interest income                                                              518              99            1,049
   Other income (expense)                                                         6             429           (2,714)
   Proceeds from settlement of litigation                                        --           2,978               --
                                                                        -----------      ----------       ----------
                                                                                (56)         (6,221)         (16,005)
                                                                        -----------      ----------       ----------
Income (Loss) Before Income Taxes
   and Extraordinary Items                                                   23,301         (91,327)         (34,462)
Income Taxes                                                                  8,278              40               --
                                                                        -----------      ----------       ----------
Income (Loss) Before Extraordinary
   Items                                                                     15,023         (91,367)         (34,462)
Extraordinary Item:
   Gains on early extinguishments of debt                                        --         104,523               --
                                                                        -----------      ----------       ----------

Net Income (Loss)                                                            15,023          13,156          (34,462)
Preferred Stock Discount Accretion and
   Dividend Requirements                                                         --          (6,681)          (7,937)
                                                                        -----------      ----------       ----------
Net Income (Loss) Applicable to Common
   Shareholders                                                         $    15,023      $    6,475       $  (42,399)
                                                                        ===========      ==========       ==========


Income (Loss) Per Common Share Before
   Extraordinary Items                                                  $      0.37      $   (16.84)      $   (56.29)
                                                                        ===========      ==========       ==========
Extraordinary Gains Per Common Share                                    $        --      $    17.95       $       --
                                                                        ===========      ==========       ==========
Net Income (Loss) Per Common Share                                      $      0.37      $     1.11       $   (56.29)
                                                                        ===========      ==========       ==========
Weighted Average Common Shares Outstanding                               40,936,209       5,822,848          753,276
                                                                        ===========      ==========       ==========





                See notes to consolidated financial statements.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                   COMMON STK.       RETAINED
                                                 COMMON STOCK         ADDITIONAL   OPTIONS O/S       EARNINGS/
                                             --------------------      PAID-IN     & RESTRICTED       (ACCUM.
                                                SHARES     AMOUNT      CAPITAL        STOCK           DEFICIT)     TOTAL
                                             ------------  ------    -----------   ------------  -------------  -----------
Balances at December 31, 1990                  752,466   $  1,881    $    92,726   $    1,613    $    (28,266)  $   67,954
  Net loss                                          --         --             --           --         (34,462)     (34,462)
  Accretion of discount and divi-
     dends on preferred stock                       --         --         (7,937)          --              --       (7,937)
  Common stock options exercised                 1,080          3            185         (148)             --           40
  Accrual of compensation expense                   --         --             --        1,146              --        1,146
                                            ----------   --------    -----------   ----------    ------------   ----------
Balances at December 31, 1991                  753,546      1,884         84,974        2,611         (62,728)      26,741
  Net income                                        --         --             --           --          13,156       13,156
  Accretion of discount and divi-
     dends on preferred stock                       --         --         (6,681)          --              --       (6,681)
  Reverse split (1 for 25):
     Common stock at $.10 par                       --     (1,884)         1,876           --              --           (8)
     Common stock at $.01 par                       --          8             --           --              --            8
  Issuance of common stock to
     retire bridge loan                      3,270,054         32          4,055           --              --        4,087
  Issuance of common stock
     related to reclassification of
     14% Cumulative Exchange-
     able Preferred Stock                   19,369,893        194         63,720           --              --       63,914
  Issuance of common stock in
     satisfaction of bank debt               4,994,752         50          6,194           --              --        6,244
  Common stock options                              --         --          1,870       (1,870)             --           --
  Deferred compensation                             --         --             --         (741)             --         (741)
  Issuance of common stock
     pursuant to rights offering,
     net of issuance cost of $511            9,638,214         96         11,441           --              --       11,537
  Quasi-reorganization:
     Revaluation of net assets
        and liabilities at fair value               --         --        (57,562)          --              --      (57,562)
     Elimination of accumulated
        deficit                                     --         --        (49,572)          --          49,572           --
                                            ----------   --------    -----------   ----------    ------------   ----------
Balances at December 31, 1992               38,026,459        380         60,315           --              --       60,695
  Net income                                        --         --             --           --          15,023       15,023
  Issuance of common stock
     related to stock offering               5,000,000         50         28,150           --              --       28,200
  Common stock offering expenses                    --         --           (422)          --              --         (422)
  Issuance of restricted common stock          385,000          4          1,122       (1,126)             --           --
  Accrual of compensation expense                   --         --             --          233              --          233
  Forfeitures of restricted common
     stock                                     (30,000)        --            (49)          49              --           --
  Common stock options exercised               261,030          3            324           --              --          327
  Issuance of common stock for
     401(k) stock plan                          40,105         --            199           --              --          199
  Pre-quasi-reorganization net
     operating loss carryforwards                   --         --          1,612           --              --        1,612
  Tax benefits related to common
     stock issued pursuant to long
     term incentive plan                            --         --            490           --              --          490
  Other                                             74         --             60           --              --           60
                                            ----------   --------    -----------   ----------    ------------   ----------
Balances at December 31, 1993               43,682,668   $    437    $    91,801   $     (844)   $     15,023   $  106,417
                                            ==========   ========    ===========   ==========    ============   ==========





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1993             1992             1991
                                                                        ----------       ----------       ----------
Cash Flows From Operating Activities:
 Net income (loss)                                                      $    15,023      $   13,156       $  (34,462)
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Extraordinary gains on early extinguishments
         of debt                                                                 --        (104,523)              --
      Rig writedown                                                              --          68,320               --
      Deferred income taxes                                                   5,376              --               --
      Pre-quasi-reorganization net operating loss carry-
         forwards                                                             1,612              --               --
      Tax benefits related to common stock issued
         pursuant to long term incentive plan                                   490              --               --
      Depreciation and amortization                                           5,312          12,315           17,240
      Gain on disposition of equipment                                         (462)           (233)            (993)
      Interest notes issued                                                      --           1,949            4,252
      Accrual (reversal) of compensation expense, net                           233            (741)           1,146
      (Increase) decrease in receivables                                     (7,397)         (1,367)           7,207
      (Increase) decrease in prepaid expenses                                   (94)             55             (476)
      Increase (decrease) in payables, accrued
         expenses and employer's liability claims                             2,324            (388)          (4,263)
      Increase in accrued interest payable                                       --           4,601              823
      Other                                                                   1,076             602            1,770
                                                                        -----------      ----------       ----------
         Total adjustments                                                    8,470         (19,410)          26,706
                                                                        -----------      ----------       ----------
         Net cash provided by (used in) operating
            activities                                                       23,493          (6,254)          (7,756)
                                                                        -----------      ----------       ----------
Cash Flows From Investing Activities:
 Purchase of equipment                                                      (18,329)            (80)          (3,938)
 Proceeds from disposition of equipment                                         557             757            1,838
                                                                        -----------      ----------       ----------
         Net cash provided by (used in) investing
            activities                                                      (17,772)            677           (2,100)
                                                                        -----------      ----------       ----------
Cash Flows From Financing Activities:
 Proceeds from sale of common stock                                          28,200          12,048               --
 Proceeds from exercise of stock options                                        327              --               --
 Issuance cost of sale of common stock                                         (422)           (511)              --
 Payments of debt                                                           (21,280)        (12,277)          (8,239)
 Proceeds from bridge loan -- Recapitalization                                   --           4,000               --
 Decrease in restricted cash investments                                         --           6,987            1,603
                                                                        -----------      ----------       ----------
         Net cash provided by (used in) financing
            activities                                                        6,825          10,247           (6,636)
                                                                        -----------      ----------       ----------
         Net increase (decrease) in cash and cash
            equivalents                                                      12,546           4,670          (16,492)
Cash and cash equivalents at beginning of period                              9,173           4,503           20,995
                                                                        -----------      ----------       ----------
Cash and cash equivalents at end of period                              $    21,719      $    9,173       $    4,503
                                                                        ===========      ==========       ==========

                                                                     {Continued}


                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1993             1992             1991
                                                                        ----------       ----------       ----------
Supplemental Disclosure of Cash Flow Information:
 Interest paid                                                          $       580      $    2,603       $    8,771
 Income taxes paid                                                              513              40               --

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
 Restructuring activities:
    In June 1992, the bank indebtedness of one of the
      participants under the Mar-Dril, Inc. note with
      accrued interest thereon of $1,041 was discharged                 $        --      $   13,942       $       --
                                                                        ===========      ==========       ==========
    In September 1992, the Title XI debt with accrued
      interest thereon of $5,062 was discharged pursuant
      to the MarAd Settlement in exchange for $6,700
      fair value of surrendered rigs                                    $        --      $   52,106       $       --
                                                                        ===========      ==========       ==========
    On October 29, 1992, the 1992 Reorganization was
      approved by the Company's shareholders, giving
      effect to the following transactions:
         Conversion of 14% Cumulative Exchangeable
            Preferred Stock (including accrued dividends
            thereon) to 19,369,893 shares of common stock               $        --      $   63,914       $       --
                                                                        ===========      ==========       ==========
         Conversion of the Mar-Dril, Inc. bank indebted-
            ness balance with accrued interest thereon of
            $5,325 net of deferred financing costs for
            4,994,752 shares of common stock                            $        --      $   51,919       $       --
                                                                        ===========      ==========       ==========
         Conversion of Bridge Loan indebtedness into
            3,270,054 shares of common stock                            $        --      $    4,087       $       --
                                                                        ===========      ==========       ==========

 Other activities:
    Accrual of cumulative dividends and accretion of
      discount on preferred stock                                       $        --      $    6,681       $    7,937
    Issuance of 385,000 shares of restricted common
      stock                                                             $     1,126      $       --       $       --
    Forfeiture of 30,000 shares of restricted common
      stock                                                             $       (49)     $       --       $       --
    Issuance of 40,105 shares to employee retirement
      plan                                                              $       199      $       --       $       --


                See notes to consolidated financial statements.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                       (IN THOUSANDS, EXCEPT SHARE DATA)

(1)      BASIS OF PRESENTATION AND RECAPITALIZATION TRANSACTIONS

    Basis of Presentation

         Marine Drilling Companies, Inc. ("Company") became a holding company on March 13, 1990 through a reorganization and acquisition plan ("Keyes Merger") pursuant to which Mar-Dril, Inc. ("Mar-Dril") acquired various corporations and partnerships in which Mr. William O. Keyes had direct or indirect interests ("Keyes Entities"). In the Keyes Merger, Mar-Dril and the Keyes Entities became wholly-owned subsidiaries of the Company. During 1993, the Keyes Entities included Keyes 303, Inc. ("Keyes 303"), Marine 300 Series, Inc. ("Marine 300 Subsidiary") and Keyes Holding Corporation. In September 1993, Keyes 303 and Marine 300 Subsidiary were merged into Keyes Holding Corporation. References herein to the Company include its subsidiaries unless otherwise stated or the context otherwise requires.

    Recapitalization Transactions

         On June 19, 1992, the Company entered into an agreement with certain of its lenders and preferred shareholders providing for a significant recapitalization ("Recapitalization").

         On June 19, 1992, $500 was paid to one of Mar-Dril's lenders in exchange for the discharge of approximately $13,942 of bank indebtedness.

         On October 29, 1992, the Recapitalization was approved by the Company's shareholders and, as a result, the Company's debt (including interest) and preferred stock obligations were reduced during 1992 by approximately $187,000 and the Company's rig fleet was substantially reduced. The Recapitalization included a one-for-twenty-five reverse split of the Company's $.10 par value common stock into $.01 par value common stock ("Common Stock").

         In connection with the approval of the Recapitalization, Mar-Dril's remaining bank indebtedness and related interest totalling approximately $51,919 as of September 30, 1992 was completely discharged for approximately 5,000,000 shares of Common Stock which were issued to Mar-Dril's lenders.

         The Recapitalization also included the reclassification of the Company's 14% cumulative exchangeable preferred stock, par value $1.00 per share ("Old Preferred Stock") with a liquidation preference as of October 29, 1992 of approximately $65,582 into 19,369,893 shares of Common Stock.

         The Company sold 9,638,214 shares of Common Stock of which 4,800,000 shares were purchased by three of the Company's principal shareholders pursuant to a rights offering ("Rights Offering"). The Rights Offering was closed in December 1992 with the Company receiving net proceeds of approximately $11,537.

         As part of the Recapitalization, the Company entered into a $4,000 bridge loan facility with three of its principal shareholders which was intended to fund the Company's operations through the completion thereof. On October 29, 1992, the $4,000 principal amount and interest thereon were exchanged for shares of Common Stock at an exchange price of $1.25 per share.

         During 1992 the Company defaulted on all series of its U.S. Government guaranteed Title XI ("Title XI") ship financing bonds owed by two of its subsidiaries. The Company transferred custody and financial responsibility for seven of its eight Title XI financed rigs to the Maritime Administration of the United States Department of Transportation ("MarAd"), agreed to pay to MarAd certain additional amounts in connection with certain litigation (see below), proposed to restructure approximately $2,300 in debt and

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES pay approximately $460 in consideration for the discharge of approximately $63,019 in debt and related interest. In September 1992, Mar-Dril; Storm Drilling Company, a wholly owned subsidiary of Mar-Dril ("SDC"); Marine Drilling Management Company, a wholly owned subsidiary of the Company ("MDMC"); the Company and MarAd entered into an agreement (the "Storm Drilling Restructuring"). MarAd agreed to (i) release Mar- Dril from its limited guarantee of interest on the SDC Title XI debt, (ii) not to take adverse actions against SDC or any of its affiliates (including Mar-Dril, the Company and MDMC) or their respective officers and directors with respect to any deficiencies remaining on the Title XI debt after the foreclosure or sale of SDC's rigs and (iii) take custody of the SDC rigs. In addition to the foregoing, MDMC paid approximately $3,802 to MarAd from litigation involving the MARINE 7.

    Quasi-Reorganization

         On December 31, 1992, the Company adopted quasi-reorganization accounting procedures. Quasi-reorganization accounting allowed the Company to eliminate the accumulated deficit against additional paid-in capital and to revalue assets and liabilities to estimated fair values. Therefore, the adoption of quasi-reorganization accounting procedures following the Recapitalization gave the Company a "fresh start" for accounting purposes.

         The adoption of quasi-reorganization accounting procedures resulted in a decrease to property and equipment of $56,051, a decrease in assets held for sale of $240, a decrease in other assets of $9,043, a decrease in debt of $8,054, a decrease in deferred expenses of $145, a decrease in receivables of $112 and an increase in other liabilities of $25.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

    Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries -- Mar-Dril, MDMC, Marine Drilling International, Inc., Keyes Holding Corporation and Drilling Services Supply Company.

         All significant intercompany balances and transactions have been eliminated in consolidation.

    Operations

         As of December 31, 1993, the Company's fleet consisted of 12 jack-up rigs, 11 of which are owned by the Company and one of which is operated by the Company under a charter agreement expiring in February 1995.

    Property and Equipment

         Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures. Depreciation is provided on the straight-line method over the estimated remaining useful lives of the assets which are as follows:

                                                            Years
                                                           -------
                     Jack-up rigs                          5 to 15
                     Drill string                             4
                     Other equipment                          5

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

         Maintenance and repairs amounted to $8,030, $1,943 and $8,593 in 1993, 1992 and 1991, respectively. Expenditures for major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When property or equipment is retired, the related assets and accumulated depreciation are removed from the accounts and a gain or loss is reflected in other income (expense). The Company continues to depreciate idle drilling equipment using the same rates.

    Goodwill Amortization

         Goodwill recognized in the prior years' acquisitions of minority interests in Mar-Dril affiliates and the 1990 acquisition of the Keyes Entities was amortized over 15 years. Such amortization expense amounted to $791 in 1992 and $1,056 in 1991. All goodwill was eliminated at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures.

    Employer's Liability Claims

         Employer's liability claims, principally arising from actual or alleged personal injuries, are estimates of the Company's liabilities for such occurrences. These claims are classified as current or long-term based upon the periods in which such claims are expected to be funded.

    Deferred Financing Costs

         Deferred financing costs are amortized over the life of the related debt. All such costs, amounting to $1,003, were eliminated at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures or were written off in connection with early extinguishments of debt.

    Income Taxes

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Effective December 31, 1992, in conjunction with the adoption of quasi-reorganization accounting procedures, the Company adopted Statement 109. The change in the method of accounting for income taxes had no cumulative effect on the 1992 consolidated statements of operations. Pursuant to the deferred method under APB Opinion 11, which was applied during 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

    Revenue Recognition

         Drilling revenues are recorded pursuant to day rate contracts, under which the Company receives a fixed amount per day for providing drilling services using the rigs it operates.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

    Cash Equivalents

         Cash equivalents of $21,396 and $8,600 at December 31, 1993 and 1992, respectively, consist of loan participations, Eurodollar investments, mortgage backed and corporate debt securities. Their carrying value is a reasonable approximation of their fair value. For purposes of the statement of cash flows, the Company generally considers all investments with an original maturity of three months or less at date of purchase and other highly liquid investments readily convertible to determinable amounts of cash, excluding restricted cash investments, to be cash equivalents.

    Income (Loss) Per Common Share

         Income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. For the years ended December 31, 1992 and 1991, the net income (loss) applicable to common shareholders has been adjusted to reflect the dividends on and the accretion of discount on Old Preferred Stock. Net income per common share for the year ended December 31, 1993 does not include the effect of outstanding stock options as the potential dilution from their exercise is less than three percent.

    Reclassification of Accounts

         Certain reclassifications have been made to the 1992 and 1991 consolidated financial statements to conform with the current presentation.

    Restricted Cash Investments

         Restricted cash investments consist primarily of funds held in a cash collateral account required to secure employer's liability claims.

    Concentrations of Credit Risk

         The market for the Company's services and products in the offshore oil and gas industry, and the Company's customers consist primarily of independent and major oil and gas companies. The Company performs ongoing credit evaluations of its customers and obtains collateral security as deemed prudent. The Company has established an adequate allowance for bad debts, and such losses have been within management's expectations (see Note 9).

         At December 31, 1993 and 1992, the Company had cash deposits concentrated primarily in two major banks. In addition, the Company had certificates of deposits, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings, and generally hold such securities until maturity. The Company believes that credit and market risk in such instruments is minimal.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

(3)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures, and are summarized as follows:

                                                                                             DECEMBER 31,
                                                                                       -------------------------
                                                                                          1993           1992
                                                                                       ----------     ----------
                 Jack-up rigs . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  85,133      $  67,300
                 Drill string   . . . . . . . . . . . . . . . . . . . . . . . . . .        1,704          1,344
                 Other equipment  . . . . . . . . . . . . . . . . . . . . . . . . .          303            179
                 Land and buildings . . . . . . . . . . . . . . . . . . . . . . . .           --             25
                                                                                       ---------      ---------
                                                                                       $  87,140      $  68,848
                                                                                       =========      =========

         Depreciation expense was $5,312, $11,030 and $15,463 for the years ended December 31, 1993, 1992 and 1991, respectively. The Company rents drilling rigs, certain equipment and other property under operating leases. Rental expense was $936, $1,013 and $1,658 in 1993, 1992 and 1991, respectively.

(4)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are summarized as follows:

                                                                                             DECEMBER 31,
                                                                                       -------------------------
                                                                                          1993           1992
                                                                                       ----------     ----------
                 Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .    $   4,425      $   2,934
                 Accrued payroll and related taxes  . . . . . . . . . . . . . . . .        2,283            400
                 Other accrued expenses . . . . . . . . . . . . . . . . . . . . . .        1,939          1,767
                                                                                       ---------      ---------
                                                                                       $   8,647      $   5,101
                                                                                       =========      =========

(5)      DEBT OBLIGATIONS

         Long-term debt is summarized as follows:

                                                                                             DECEMBER 31,
                                                                                       -------------------------
                                                                                          1993           1992
                                                                                       ----------     ----------
     Marine 300 Subsidiary note payable to bank   . . . . . . . . . . . . . . . . .    $      --          6,927
     Keyes 303 notes payable to banks   . . . . . . . . . . . . . . . . . . . . . .           --         11,284
     Note payable to MarAd  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --          3,069
                                                                                       ---------      ---------
                                                                                              --         21,280
                                                                                       ---------      ---------
     Less:
        Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .           --         16,157
                                                                                       ---------      ---------
     Long-term debt, non-current  . . . . . . . . . . . . . . . . . . . . . . . . .    $      --      $   5,123
                                                                                       =========      =========

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

    Marine 300 Subsidiary - Note Payable to Bank

         During 1991 and through August 12, 1992, the Marine 300 Subsidiary note payable to a bank accrued interest at the lender's reference rate plus three-quarters of one percent. This loan was secured by two drilling rigs, including their respective drilling contracts and related receivables, and by a cash collateral account. Amounts on deposit in a cash collateral account were seized by the lender in February 1992 and were applied against the Marine 300 Subsidiary indebtedness. In August 1992, the debt of the Marine 300 Subsidiary was restructured. Pursuant to that restructuring, $2,030 of the note was paid and $40 applied to principal from a cash collateral account with the remaining principal balance due April 30, 1993. Interest accrued at the lender's prime rate plus one and one-quarter percent and was payable monthly. In connection with the restructuring, all defaults were cured. On March 31, 1993, the Marine 300 Subsidiary note was again restructured by (i) extending the maturity to March 31, 1994, (ii) prepaying the principal to reduce the balance to $6,720,
(iii) adjusting the interest rate to prime plus one and one-half percent, (iv) paying a restructuring fee of $67 and (v) providing for the amortization of principal through monthly prepayments of $560 each. In July 1993, the remaining principal balance of $5,040 was prepaid in full.

    Keyes 303 - Notes Payable to Banks

         The Keyes 303 notes payable to banks accrued interest at the lender's reference rate plus one and one-fourth percent. Amounts on deposit in a cash collateral account were seized by the lender in February 1992 and were applied against the Keyes 303 indebtedness. In August 1992, the debt of Keyes 303 was restructured. Pursuant to that restructuring, $2,000 of the note was paid with the remaining principal balance due April 30, 1993. In connection with the restructuring, all defaults were cured. On March 31, 1993, the Keyes 303 note was again restructured by (i) extending the maturity to March 31, 1994, (ii) prepaying the principal to reduce the balance to $3,280, (iii) adjusting the interest rate to prime plus one and one-half percent, (iv) paying a restructuring fee of $33 and (v) providing for the amortization of principal through monthly prepayments of $273 each. In July 1993, the remaining principal balance of $2,460 was prepaid in full.

    Note Payable to MarAd

         On July 14, 1992, Marine 200 Subsidiary filed for protection under Chapter 11 of the United States Bankruptcy Code in connection with the restructuring of its indebtedness to MarAd which as of December 31, 1992 was approximately $10,913 including related interest. The net book value of the rig owned by Marine 200 Subsidiary was reduced to approximately $2,300 pursuant to the Chapter 11 reorganization and the quasi-reorganization. The reduction in the debt from its original face amount of approximately $11,000 was reflected in these financial statements as part of the quasi-reorganization. The Chapter 11 plan of reorganization of the Marine 200 Subsidiary was confirmed by the U.S. Bankruptcy Court on March 16, 1993 after the plan was unanimously approved by its creditors. The restructuring of the Title XI debt was also completed as of March 31, 1993, at which time all defaults were cured. That restructuring involved the issuance of notes totaling approximately $2,890 and a cash payment of approximately $230. The notes were prepaid in full in August 1993.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

(6)      INCOME TAXES

         Income taxes consist of the following:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                              1993          1992        1991
                                                                             -------      --------     -------
           Current:
              U.S. federal    . . . . . . . . . . . . . . . . . . . . . . .  $    408     $    --      $    --
              State   . . . . . . . . . . . . . . . . . . . . . . . . . . .        12          40           --
              Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . .       380          --           --
                                                                             --------     -------      -------
                                                                                  800          40           --
                                                                             --------     -------      -------
           Other:
              U.S. federal - deferred   . . . . . . . . . . . . . . . . . .     5,376          --           --
              Pre-quasi-reorganization net operating loss carry-
                forwards  . . . . . . . . . . . . . . . . . . . . . . . . .     1,612          --           --
              Tax benefits related to common stock issued
                pursuant to long term incentive plan  . . . . . . . . . . .       490          --           --
                                                                             --------     -------      -------
                                                                                7,478          --           --
                                                                             --------     -------      -------
           Total tax provision  . . . . . . . . . . . . . . . . . . . . . .  $  8,278     $    40      $    --
                                                                             ========     =======      =======


         As a result of the adoption of quasi-reorganization accounting procedures on December 31, 1992, the tax effect of the realization of tax attributes generated prior thereto are recorded directly to shareholders' equity and are not reflected as a reduction of income tax expense.

         For the year ended December 31, 1993, the effective tax rate for financial reporting purposes approximates the U.S. federal statutory rate of 35%.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below.

                                                                                             DECEMBER 31,
                                                                                       -------------------------
                                                                                          1993           1992
                                                                                       ----------     ----------
           Deferred tax assets:
              Net operating loss carryforwards  . . . . . . . . . . . . . . . . . .    $  33,312      $  38,919
              Investment tax, general business and foreign tax
                credit carryforwards  . . . . . . . . . . . . . . . . . . . . . . .       15,463         12,546
              Employer's liability claims . . . . . . . . . . . . . . . . . . . . .        1,306          1,752
              Allowance for bad debts . . . . . . . . . . . . . . . . . . . . . . .          166             --
                                                                                       ---------      ---------

              Total gross deferred tax assets . . . . . . . . . . . . . . . . . . .       50,247         53,217
              Less valuation allowance  . . . . . . . . . . . . . . . . . . . . . .      (42,209)       (39,594)
                                                                                       ---------      ---------

              Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . .        8,038         13,623
                                                                                       ---------      ---------

           Deferred tax liabilities:
              Plant and equipment, principally due to differences
                in depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .       11,393         11,313
              Deferred intercompany gains and losses  . . . . . . . . . . . . . . .        2,021          2,310
                                                                                       ---------      ---------

              Total gross deferred tax liabilities  . . . . . . . . . . . . . . . .       13,414         13,623
                                                                                       ---------      ---------

              Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . .    $   5,376      $      --
                                                                                       =========      =========

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

         The valuation allowance for deferred tax assets as of December 31, 1993 and 1992 was $42,209 and $39,594, respectively. The net change in the total valuation allowance for the years ended December 31, 1993 and 1992 was an increase of $2,615 and $39,594, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible and the Section 382 limitation as discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1993.

         At December 31, 1993, the Company had net operating loss carryforwards for federal income tax purposes of $95,176 which are available to offset future federal taxable income, if any, through 2007. The Company also had investment tax credit and general business credit carryforwards for federal income tax purposes of approximately $15,463 (including $1,844 which are subject to the limitation as to their use imposed in connection with the 1989 Ownership Change as discussed below) at December 31, 1993 which are available to reduce future federal income taxes, if any, through 2000.

         The Company has taken the position that the Recapitalization did not cause an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"). The Company's position is based on the applicability of Section 382(l)(3)(C) of the Code, which provides generally that any change in the proportionate ownership attributable solely to fluctuations in relative fair market value of different classes of stock are not to be taken into account for purposes of Section 382. To date, neither the Internal Revenue Service nor the United States Department of Treasury has established any rules or guidance as to how such Section will be interpreted or applied to situations similar to the Recapitalization. Accordingly, there can be no assurance that an ownership change for purposes of Section 382 will not be deemed to have occurred as a result of the Recapitalization. If an ownership change were deemed to have occurred, the utilization of the Company's net operating losses, against its future income, if any, would be limited annually to approximately $1,500. Since such limitation would be less than the
Section 382 limitation (approximately $9,000) imposed as a result of the Company's 1989 sale of Common Stock which resulted in an ownership change ("1989 Ownership Change") pursuant to Section 382 of the Code, the Section
382 limitation imposed in connection with the Recapitalization would apply to all net operating losses applicable to the period before the Recapitalization.

 (7)     LONG TERM INCENTIVE PLANS

    Discontinued Plans

         In 1987, the Company adopted a Stock Appreciation Rights plan ("SAR Plan"), for certain officers and key employees, which could grant up to 28,800 stock appreciation rights ("SARs"). During 1989 the Company elected not to grant additional SARs and adopted the Marine Drilling Company 1989 Stock Option Plan ("1989 Plan"), which provided for the issuance, to key employees and officers, of options to purchase up to 28,800 shares of Old Common Stock. On September 29, 1989, all holders who were permitted to do so converted their SARs (18,720 SARs) into stock options.

         In conjunction with the Keyes Merger, the Company assumed the obligations of the 1989 Plan and adopted the Marine Drilling Companies, Inc. 1990 Stock Option Plan ("1990 Plan"), in substantially the same form as the 1989 Plan, covering 10,080 shares.

         From inception to October 29, 1992, no SARs were exercised, 1,080 of the 1989 options were exercised, 5,400 of the 1989 options were forfeited and 680 of the 1990 options were forfeited and were available for future grant.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

         Previously recorded compensation expense ($741) related to the stock options was reversed during 1992 for options which expired during 1992. Compensation expense charged (or credited) to operations relating to the stock options for 1992 and 1991 was $(741) and $1,146, respectively.

    Adoption and Implementation of New Plan

         On September 14, 1992, the Company's Board of Directors adopted the Marine Drilling 1992 Long Term Incentive Plan ("1992 Plan"), which was subsequently approved by the shareholders on October 29, 1992. Pursuant to the terms of the 1992 Plan, an aggregate of 10,000,000 shares (subject to the restrictions described herein) of Common Stock are available for distribution pursuant to stock options, SARs and restricted stock. The number of shares of Common Stock available for distribution as described above is further limited in that no stock options, SARs or restricted stock may be issued if, immediately after such issuance, the number of shares subject to stock options, SARs and restricted stock awards would exceed 5% of the Common Stock then outstanding. The shares of Common Stock subject to any stock option or SAR that terminates without a payment being made in the form of Common Stock would again become available for distribution pursuant to the 1992 Plan. During 1993, the Company issued 385,000 shares of restricted Common Stock. Compensation expense related to the issuance of restricted Common Stock for the year ended December 31, 1993 was $233. During 1993, 30,000 shares of restricted Common Stock were forfeited.

         Holders of SARs granted under the 1987 SAR Plan and options granted under the 1989 Plan and the 1990 Plan have surrendered such SARs and options in exchange for options under the 1992 Plan. The 1987 SAR Plan, the 1989 Plan and the 1990 Plan have been terminated.

         During the fourth quarter 1992, 1,440 SARs outstanding under the 1987 SAR Plan and 21,640 shares subject to option under the 1989 and 1990 Plans were exchanged for 23,080 shares subject to option at $1.25 per share under the 1992 Plan. Additionally, options for 1,590,000 shares exercisable at $1.25 were granted on November 3, 1992 and options for 190,000 shares exercisable at $6.00 were granted on June 29, 1993. All such options expire November 2002 and June 2003, respectively, unless earlier exercised. During 1993, 261,030 shares were exercised at $1.25 per share and options for 1,400 shares were forfeited.

                 Options outstanding - December 31, 1992  . . . . . . . . . . . . . . . . . . . .    1,613,080
                 Granted - June 29, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      190,000
                 Forfeited  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,400)
                 Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (261,030)
                                                                                                  ------------
                 Options outstanding - December 31, 1993  . . . . . . . . . . . . . . . . . . . .    1,540,650
                                                                                                  ============


         The following table sets forth the shares subject to options outstanding under the 1992 Plan at December 31, 1993:

                                                          EXERCISE             EXERCISE
                                                        PRICE/SHARE          PRICE/SHARE
                                                          @ $1.25              @ $6.00                TOTAL
                                                        -----------          -----------          ------------
                 Fully vested and exercisable . . . . .      158,150                   --              158,150
                 Vesting during 1994  . . . . . . . . .      397,500               47,500              445,000
                 Vesting during 1995  . . . . . . . . .      397,500               47,500              445,000
                 Vesting during 1996  . . . . . . . . .      397,500               47,500              445,000
                 Vesting during 1997  . . . . . . . . .           --               47,500               47,500
                                                          ----------           ----------           ----------
                    Total . . . . . . . . . . . . . . .    1,350,650              190,000            1,540,650
                                                          ==========           ==========           ==========

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

         Based upon Common Stock outstanding as of December 31, 1993 and 1992 and shares reserved for issuance as set forth above, the number of shares then available for future stock options, SARs and restricted stock grants was 404,870 and 388,312 shares, respectively.

(8)      RELATED PARTY TRANSACTIONS

         The Company has performed services directly for Newfield Exploration Company ("Newfield") and indirectly for Newfield's customers. Amounts received directly from Newfield were $-0-, $515 and $188 during 1993, 1992 and 1991, respectively. Amounts received indirectly from Newfield's customers were approximately $526, $774 and $2,523 during 1993, 1992 and 1991, respectively. One of the Company's directors is also a director of Newfield.

         The Company has performed services for Brooklyn Union Exploration Company, Inc. ("Brooklyn"), the operator of certain oil and gas properties with respect to which Smith Offshore Exploration Company ("Smith") participates as a working interest owner. During 1993, 1992 and 1991, the Company recorded revenues of $5,165, $1,356 and $5,312, respectively, from Brooklyn. Aeneas, a principal shareholder of the Company, is a principal shareholder and creditor of Smith. In addition, Mr. Eisenson, a director of the Company, is an officer and director of Aeneas.

         In connection with the Recapitalization, the Company entered into a loan agreement ("Bridge Loan") with three of its significant shareholders. The Bridge Loan provided for the Company to borrow up to $4,000 at 10%. On October 29, 1992, concurrently with the Recapitalization, the Company issued 3,270,054 shares of Common Stock in full satisfaction of the loan balance of $4,000 and accrued interest thereon.

(9)      GEOGRAPHIC AREA ANALYSIS AND MAJOR CUSTOMERS

         The following table summarizes geographic area operating revenues and operating income for the year ended December 31, 1993, and identifiable assets by geographic area at year-end 1993:

                                                        UNITED STATES           MEXICO           CONSOLIDATED
                                                        -------------        ------------        ------------
         Revenues . . . . . . . . . . . . . . . . . .     $   59,539          $   23,459           $   82,998
         Operating income . . . . . . . . . . . . . .         14,819               8,538               23,357
         Identifiable assets  . . . . . . . . . . . .         65,248              35,905              101,153


         There were no significant international operations in the years 1992 or 1991.

         The Company conducts business in one industry segment, oil and gas well contract drilling. The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the years 1993, 1992 and 1991, sales to customers that represented 10% or more of consolidated drilling revenues were as follows:

                                                                              YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                      1993             1992             1991
                                                                    --------         --------         --------

         Perforadora Faja de Oro, S.A. de C.V.  . . . . . . . . .      23%               *                *
         Seagull Energy E&P, Inc. . . . . . . . . . . . . . . . .      21%               *                *
         Shell Offshore, Inc. . . . . . . . . . . . . . . . . . .       *               14%              18%
         The Louisiana Land & Exploration Company . . . . . . . .       *                *               13%

   *  Less than 10%

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

         As is typical in the industry, the Company does business with a relatively small number of customers at any given time. The loss of any one of such customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, that at current levels of drilling activity, the Company would have alternative customers for its services if it lost any single customer and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis.

(10)     COMMITMENTS AND CONTINGENCIES

    Operating Leases

         Aggregate future minimum rental payments relating to operating leases are as follows:

                                                   1994         1995         1996          1997
                                                  ------       ------       ------        ------
         Office and equipment leases  . . . .     $  475       $   204      $    16       $    2
                                                  ======       =======      =======       ======


(11)    UNAUDITED QUARTERLY FINANCIAL DATA

         A summary of unaudited quarterly consolidated financial information for 1993 and 1992 is as follows:

                                                      FIRST           SECOND            THIRD           FOURTH
                      1993                           QUARTER          QUARTER          QUARTER         QUARTER
                      ----                           -------          -------          -------         -------
   Revenues . . . . . . . . . . . . . . . . . . .    $   17,596      $    20,179      $   20,906     $    24,317
   Operating income . . . . . . . . . . . . . . .         4,276            4,781           5,832           8,468
   Income before income taxes . . . . . . . . . .         4,038            4,634           6,071           8,558
   Income taxes . . . . . . . . . . . . . . . . .         1,373            1,576           2,223           3,106
   Net income . . . . . . . . . . . . . . . . . .         2,665            3,058           3,848           5,452
   Net income per common share  . . . . . . . . .    $     0.07      $      0.08      $     0.09     $      0.13
   Weighted average shares outstanding  . . . . .    38,276,625       38,422,195      43,416,551      43,546,937

                                                      FIRST           SECOND            THIRD           FOURTH
                      1992                           QUARTER          QUARTER          QUARTER         QUARTER
                      ----                           -------          -------          -------         -------
   Revenues . . . . . . . . . . . . . . . . . . .    $    6,033      $     5,538      $    7,714     $    12,336
   Operating loss . . . . . . . . . . . . . . . .        (6,089)         (70,558)         (6,546)         (1,913)
   Net income (loss)  . . . . . . . . . . . . . .        (9,276)         (60,228)         36,334          46,326
   Net income (loss) applicable to common
      shareholders  . . . . . . . . . . . . . . .       (11,431)         (62,453)         34,033          46,326
   Extraordinary item . . . . . . . . . . . . . .            --           13,442          45,406          45,675
   Net income (loss) per common share
     before extraordinary items . . . . . . . . .        (15.17)         (100.72)         (15.09)           0.03
   Extraordinary gain per common share  . . . . .            --            17.84           60.25            2.18
   Net income (loss) per common share . . . . . .    $   (15.17)     $    (82.88)     $    45.16     $      2.21
   Weighted average shares outstanding  . . . . .       753,546          753,546         753,546      20,920,553

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

         Results of operations during 1993 were generally improved compared to 1992 periods. These improvements were due primarily to improved rig utilization and day rates resulting from increases in natural gas prices from early 1992 levels. The 1993 results were also positively affected by the Company's redeployment of three of its rigs to the Bay of Campeche offshore Mexico.

         Utilization rates of the Company's rigs during the first, second and third quarters of 1992 reflected depressed industry conditions in the U.S. Gulf of Mexico drilling market. During the second quarter of 1992, the Company recorded a rig writedown of $65,822 related to the anticipated disposition of seven rigs financed by MarAd and the writedown to net realizable value of three rigs to be held for sale. Also, during that quarter the Company paid a lender $500 in connection with the Mar-Dril debt restructuring (see Note 1) and recorded early extinguishment of debt of $13,942 and a related gain of $13,442. During the third quarter of 1992 the Company (i) accrued an additional $1,300 of general and administrative expense to reflect the costs associated with certain litigation and the Recapitalization, (ii) recognized a loss in the accompanying Consolidated Statements of Operations of $2,500 to reflect the further impairment of the values of the rigs owned by SDC and (iii) recorded an extraordinary gain of $45,406 reflecting the gain associated with the early extinguishment of Title XI debt of SDC pursuant to the Storm Drilling Restructuring (see Note 1). During the fourth quarter of 1992, the Company's rig utilization and day rates increased dramatically from earlier levels, resulting in improved operating results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.



                                    PART III


         The information called for by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's Proxy Statements relating to its annual meeting of Shareholders to be held May 4, 1994, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are included in Part II, Item 8:

        (1)  Consolidated Financial Statements
                                                                                                        Page
                                                                                                        ----
                 Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

                 Consolidated Balance Sheets at December 31, 1993 and 1992  . . . . . . . . . . . .      21

                 Consolidated Statements of Operations for each of the years
                   in the three-year period ended December 31, 1993   . . . . . . . . . . . . . . .      22

                 Consolidated Statements of Shareholders' Equity for each of
                   the years in the three-year period ended December 31, 1993   . . . . . . . . . .      23

                 Consolidated Statements of Cash Flows for each of the years
                   in the three-year period ended December 31, 1993   . . . . . . . . . . . . . . .      24

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .      26

        (2) Financial Statement Schedules for each of the years in the three-year period ended December 31, 1993:

                 Schedule V    -  Property and Equipment  . . . . . . . . . . . . . . . . . . . . .      41

                 Schedule VI   -  Accumulated Depreciation  . . . . . . . . . . . . . . . . . . . .      42


        All other schedules are omitted because they are not required or are not applicable.

        (3)  Exhibits:

        Exhibit
        Number
        ------

         3.1 Restated Articles of Incorporation of Marine Drilling Companies, Inc. (Incorporated by reference to Exhibit 28.17 to the Current Report on Form 8-K of the Registrant dated October 30, 1992.)

         3.2 Amended and Restated Bylaws of Marine Drilling Companies, Inc. (Incorporated by reference to Exhibit 28.18 to the Current Report on Form 8-K of the Registrant dated October 30, 1992.)

        10.1 Keyes Noncompetition Agreement, dated as of March 13, 1990, between the Registrant and William O. Keyes. (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1989.)

     ++ 10.6 Bonus Agreement, dated November 18, 1991, among Marine Drilling Management Company, Marine Drilling Companies, Inc. and William O. Keyes. (Incorporated by reference to Exhibit
                 10.23 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991.)

     ++ 10.7 Bonus Agreement, dated November 18, 1991, among Marine Drilling Management Company, Marine Drilling Companies, Inc. and William H. Flores. (Incorporated by reference to Exhibit
                 10.24 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991.)

   * ++ 10.8     Amendment dated October 27, 1993 to the Bonus Agreement dated
                 November 18, 1991, among Marine Drilling Management Company,
                 Marine Drilling Companies, Inc. and William O. Keyes.

   * ++ 10.9     Amendment dated October 27, 1993 to the Bonus Agreement dated
                 November 18, 1991, among Marine Drilling Management Company,
                 Marine Drilling Companies, Inc. and William H. Flores.

        10.12 Reorganization Agreement concerning Marine Drilling Companies, Inc., dated June 19, 1992, among Marine Drilling Companies, Inc., Mar-Dril, Inc., The Chase Manhattan Bank (National Association), Corpus Christi National Bank, Bank One, Texas, N.A., Energy Management Corporation, Randall D. Smith, Trustee, Kathryn Sladek Smith Trust Article Third B, II of Last Will and Testament of Kathryn Sladek Smith, Warburg, Pincus Capital Company, L.P., Aeneas Venture Corporation, Capricorn Investors, L.P. and solely for certain limited purposes, William O. Keyes. (Incorporated by reference to Exhibit 28.4 to the Current Report on Form 8-K of the Registrant dated June 23, 1992.)

        10.13 Amendment Number 1 to the Reorganization Agreement, dated as of August 3, 1992. (Incorporated by reference to Exhibit 28.5 to the Current Report on Form 8-K of the Registrant dated September 14, 1992).

        10.14 Amendment Number 2 to the Reorganization Agreement, dated as of August 7, 1992. (Incorporated by reference to Exhibit 28.6 to the Current Report on Form 8-K of the Registrant dated September 14, 1992).

       10.15 Settlement Agreement dated as of September 2, 1992 among Storm Drilling Company, Mar-Dril, Inc., Marine Drilling Management Company, Marine Drilling Companies, Inc. and the United States of America, represented by the Secretary of Transportation acting by and through the Maritime Administrator. (Incorporated by reference to Exhibit 28.14 to the Current Report on Form 8-K of the Registrant dated September 25,
                 1992).

       10.16 Amendment No. 1 dated as of September 30, 1992, to Settlement Agreement among Storm Drilling Company, Mar-Dril, Inc., Marine Drilling Management Company, Marine Drilling Companies, Inc. and the United States of America, represented by the Secretary of Transportation acting by and through the Maritime Administrator.

       10.17 Release dated October 19, 1992 issued by the United States Secretary of Transportation acting by and through the Maritime Administrator. (Incorporated by reference to Exhibit 28.16 to the Current Report on Form 8-K of the Registrant dated October 19, 1992).

     ++10.18 The Marine Drilling 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.26 of the Company's Registration Statement No. 33-52470 on Form S-1).

       10.20 Registration Rights Agreement, dated October 29, 1992, among Marine Drilling Companies, Inc., The Chase Manhattan Bank (National Association), Corpus Christi National Bank, Bank One, Texas, N.A., Energy Management Corporation, Randall D. Smith, Trustee, Kathryn Sladek Smith Trust Article Third B, II of Last Will and Testament of Kathryn Sladek Smith, Warburg, Pincus Capital Company, L.P., Aeneas Venture Corporation, Capricorn Investors, L.P. and William O. Keyes. (Incorporated by reference to Exhibit 28.19 to the Current Report on Form 8-K of the Registrant dated October 30, 1992.)

       10.21 Shareholders' Agreement, dated October 29, 1992, among Marine Drilling Companies, Inc., The Chase Manhattan Bank (National Association), Warburg, Pincus Capital Company, L.P., Aeneas Venture Corporation, Capricorn Investors, L.P. and William O. Keyes. (Incorporated by reference to Exhibit 28.20 to the Current Report on Form 8-K of the Registrant dated October 30, 1992.)

    *  10.22     Termination and Amendment Agreement (respecting the
                 Shareholders' Agreement dated October 29, 1992) dated as of
                 June 18, 1993 by and among Marine Drilling Companies, Inc.,
                 The Chase Manhattan Bank (National Association), Warburg,
                 Pincus Capital Company, L.P., Aeneas Venture Corporation,
                 Capricorn Investors, L.P. and William O. Keyes.

    *  21.1      Subsidiaries of the Registrant.

    *  23.1      Consent of Independent Certified Public Accountants.

    *  24.1      Powers of attorney.


- ---------------
++ Management contract or compensation plan or arrangement required to be filed as an exhibit to this report.
*       Filed herewith.


(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the fourth quarter of 1993.

                                                                      SCHEDULE V

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)



=================================================================================================================
                                                                                         OTHER           BALANCE
                                   BALANCE AT                                          CHANGES            AT END
                                   BEGINNING                         RETIRE-          ADDITIONS             OF
   CLASSIFICATION                  OF PERIOD        ADDITIONS        MENTS          (REDUCTIONS)          PERIOD
- -----------------------------------------------------------------------------------------------------------------
1993
  Jack-up Rigs  . . . . . . . .    $    67,300      $  17,733        $     --       $       100        $   85,133
  Drilling Equipment  . . . . .          1,344            464             104                --             1,704
  Other Equipment . . . . . . .            179            132               8                --               303
  Land and Buildings  . . . . .             25             --              --              (25)                --
                                   -----------      ---------        --------       ----------         ----------
                                   $    68,848      $  18,329        $    112       $        75 (1)    $   87,140
                                   ===========      =========        ========       ===========        ==========

1992
  Jack-up Rigs  . . . . . . . .    $   370,500      $      --        $     --       $ (303,200)        $   67,300
  Drilling Equipment  . . . . .         10,632             18             754           (8,552)             1,344
  Other Equipment . . . . . . .          2,052             62             106           (1,829)               179
  Land and Buildings  . . . . .            146             --              --             (121)                25
                                   -----------      ---------        --------       ----------         ----------
                                   $   383,330      $      80        $    860       $ (313,702) (2)    $   68,848
                                   ===========      =========        ========       ==========         ==========

1991
  Jack-up Rigs  . . . . . . . .    $   374,101      $   1,806        $  4,778       $     (629)        $  370,500
  Drilling Equipment  . . . . .         11,262            981           2,270               659            10,632
  Other Equipment . . . . . . .          3,003          1,151           2,193                91             2,052
  Land and Buildings  . . . . .            213             --              67                --               146
                                   -----------      ---------        --------       -----------        ----------
                                   $   388,579      $   3,938        $  9,308       $       121 (1)    $  383,330
                                   ===========      =========        ========       ===========        ==========


- ---------------
(1)   Adjustments between categories.
(2) Includes asset writedowns of $195,175; quasi-reorganization adjustments of $118,396 and other of $131.





 See accompanying notes and the notes to the Consolidated Financial Statements

                                                                     SCHEDULE VI

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                            ACCUMULATED DEPRECIATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)



==================================================================================================================
                                                                                         OTHER            BALANCE
                                   BALANCE AT                                          CHANGES             AT END
                                   BEGINNING                         RETIRE-          ADDITIONS              OF
   CLASSIFICATION                  OF PERIOD        ADDITIONS        MENTS          (REDUCTIONS)           PERIOD
- ------------------------------------------------------------------------------------------------------------------
1993
  Jack-up Rigs  . . . . . . . .    $        --      $   4,932        $     --       $        --        $    4,932
  Drilling Equipment  . . . . .             --            336              16                --               320
  Other Equipment . . . . . . .             --             44               1                --                43
  Land and Buildings  . . . . .             --             --              --                --                --
                                   -----------      ---------        --------       -----------        ----------
                                   $        --      $   5,312        $     17       $        --        $    5,295
                                   ===========      =========        ========       ===========        ==========

1992
  Jack-up Rigs  . . . . . . . .    $   165,165      $  10,249        $     --       $ (175,414)        $       --
  Drilling Equipment  . . . . .          6,931            617             363           (7,185)                --
  Other Equipment . . . . . . .            812            164              76             (900)                --
  Land and Buildings  . . . . .            130             --              --             (130)                --
                                   -----------      ---------        --------       ----------         ----------
                                   $   173,038      $  11,030        $    439       $ (183,629) (2)    $       --
                                   ===========      =========        ========       ==========         ==========

1991
  Jack-up Rigs  . . . . . . . .    $   159,446      $  13,886        $  4,358       $   (3,809)        $  165,165
  Drilling Equipment  . . . . .          4,431          1,291           1,966             3,175             6,931
  Other Equipment . . . . . . .          1,897            271           1,998               642               812
  Land and Buildings  . . . . .            143             15              28                --               130
                                   -----------      ---------        --------       -----------        ----------
                                   $   165,917      $  15,463        $  8,350       $         8 (1)    $  173,038
                                   ===========      =========        ========       ===========        ==========

- ---------------
(1)   Adjustments between categories.
(2) Includes asset writedowns of $121,284 and quasi-reorganization adjustments of $62,345.





 See accompanying notes and the notes to the Consolidated Financial Statements

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MARINE DRILLING COMPANIES, INC.


                                           By       William O. Keyes
                                             -----------------------------
                                                    William O. Keyes
                                                    President

                                           Date:    February 24, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

             Signature                                      Title                                 Date
             ---------                                      -----                                 ----
         William O. Keyes                      Chairman of the Board, President             February 24, 1994
- ---------------------------------------          and Chief Executive Officer
         William O. Keyes                       (Principal Executive Officer)


         William H. Flores                          Senior Vice President,                  February 24, 1994
- ----------------------------------------     Chief Financial Officer and Director
         William H. Flores                      (Principal Financial Officer)


           Joan R. Smith                          Vice President, Controller                February 24, 1994
- ---------------------------------------                 and Secretary
           Joan R. Smith                        (Principal Accounting Officer)


        Michael R. Eisenson*                               Director                         February 24, 1994
- -----------------------------------
        Michael R. Eisenson


         Howard H. Newman*                                 Director                         February 24, 1994
 --------------------------------
         Howard H. Newman


          James E. Thomas*                                 Director                         February 24, 1994
- -----------------------------------
          James E. Thomas


      Herbert S. Winokur, Jr.*                             Director                         February 24, 1994
- -----------------------------------
     Herbert S. Winokur, Jr.


* By     William H. Flores                                                                  February 24, 1994
    -------------------------------
        (William H. Flores)
         Attorney-in-Fact