Form 10-Q
period 1994-03-31
MARINE DRILLING COMPANIES INC
filed 1994-05-03
CIK 860521

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                -----------------

                                   FORM 10-Q

                                   (MARK ONE)

                   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934.
                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994
                                           OR
                   [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE TRANSITION PERIOD FROM _________ TO _________


                        COMMISSION FILE NUMBER:  0-18309

                                -----------------


                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


                 TEXAS                                        74-2558926
    (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)


14141 SOUTHWEST FREEWAY, SUITE 2500, SUGAR LAND, TEXAS           77478-3435
     (Address of principal executive offices)                    (Zip Code)


     Registrant's telephone number, including area code:    (713) 491-2002



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  X .   No     .

         The number of shares of Common Stock, $.01 par value, outstanding at March 31, 1994 was 43,792,876.
________________________________________________________________________________

                        MARINE DRILLING COMPANIES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS



                                                                                Page
                                                                                ----

PART I - FINANCIAL INFORMATION


Item 1.         Index to Financial Statements
                  Consolidated Balance Sheets --
                  March 31, 1994 and December 31, 1993  . . . . . . . . . . .    1

                  Consolidated Statements of Operations --
                  Three Months Ended March 31, 1994 and 1993  . . . . . . . .    2

                  Consolidated Statements of Cash Flows --
                  Three Months Ended March 31, 1994 and 1993  . . . . . . . .    3

                  Notes to Consolidated Financial Statements  . . . . . . . .    5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . .    7


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   13

Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .   13


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14






                                      (i)

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     MARCH 31,         DECEMBER 31,
                                                                                        1994                1993
                                                                                   --------------      --------------
                    ASSETS

Current Assets:
  Cash and cash equivalents                                                        $     11,902        $     21,719
  Restricted cash investments                                                               250                 250
  Short-term investments                                                                 17,034                  --
  Accounts receivable - trade and other, net                                             13,627              19,356
  Other current assets                                                                      320                 854
                                                                                   ------------        ------------
          Total current assets                                                           43,133              42,179
Property and Equipment                                                                   87,442              87,140
  Less accumulated depreciation                                                           7,159               5,295
                                                                                   ------------        ------------
          Property and equipment, net                                                    80,283              81,845
Other assets                                                                                158                 147
                                                                                   ------------        ------------
                                                                                   $    123,574        $    124,171
                                                                                   ============        ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                            $      4,460        $      8,647
  Employer's liability claims, current                                                    2,043               1,443
                                                                                   ------------        ------------
          Total current liabilities                                                       6,503              10,090
Employer's Liability Claims, non-current                                                  1,878               2,288
Deferred Income Taxes                                                                     6,445               5,376
Commitments and contingencies
Shareholders' Equity:
  Common stock, par value $.01.  Authorized 200,000,000
     shares; issued and outstanding 43,792,876 and
     43,682,668 shares as of March 31, 1994 and
     December 31, 1993, respectively                                                        438                 437
  Common stock restricted                                                                (1,168)               (844)
  Additional paid-in capital                                                             92,367              91,801
  Retained earnings from January 1, 1993                                                 17,111              15,023
                                                                                   ------------        ------------
          Total shareholders' equity                                                    108,748             106,417
                                                                                   ------------        ------------
                                                                                   $    123,574        $    124,171
                                                                                   ============        ============





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     --------------------------------
                                                                                         1994                 1993
                                                                                     ------------        ------------

Revenues                                                                              $     18,814        $     17,596

Costs and Expenses:
  Contract drilling                                                                         13,085              10,712
  Depreciation and amortization                                                              1,873               1,308
  General and administrative                                                                   944               1,300
                                                                                      ------------        ------------
                                                                                            15,902              13,320
                                                                                      ------------        ------------
     Operating income                                                                        2,912               4,276
                                                                                      ------------        ------------
Other Income (Expense):
  Interest expense                                                                              --                (278)
  Interest income                                                                              136                  45
  Other income (expense)                                                                       166                  (5)
                                                                                      ------------        ------------
                                                                                               302                (238)
                                                                                      ------------        ------------
Income before income taxes                                                                   3,214               4,038
Income taxes                                                                                 1,126               1,373
                                                                                      ------------        ------------
Net income                                                                            $      2,088        $      2,665
                                                                                      ============        ============
Income per common share                                                               $        .05        $        .07
                                                                                      ============        ============

Weighted average common shares
  outstanding                                                                           43,749,623          38,276,625
                                                                                      ============        ============





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     --------------------------------
                                                                                         1994               1993
                                                                                     ------------        ------------

Cash Flows From Operating Activities:

  Net income                                                                         $      2,088        $      2,665

  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                       1,873               1,308
        Deferred income taxes                                                               1,069                  --
        Pre-quasi-reorganization net operating loss
          carryforwards                                                                        --                 911
        Gain on disposition of equipment                                                     (321)                (81)
        Accrual of compensation expense, net                                                   91                  48
        Changes in operating assets and liabilities:
          Receivables                                                                       5,729                  64
          Other current assets                                                                534                 572
          Payables, accrued expenses and employer's
             liability claims                                                              (3,845)                 89
          Other                                                                               (11)                (21)
                                                                                     ------------        ------------
             Total adjustments                                                              5,119               2,890
                                                                                     ------------        ------------
             Net cash provided by operating activities                                      7,207               5,555
                                                                                     ------------        ------------

Cash Flows From Investing Activities:
  Purchase of short-term investments                                                      (17,034)                 --
  Purchase of equipment                                                                      (334)                (36)
  Proceeds from disposition of equipment                                                      344                  94
                                                                                     ------------        ------------

             Net cash provided by (used in) investing activities                          (17,024)                 58
                                                                                     ------------        ------------

Cash Flows From Financing Activities:
  Payments of debt                                                                             --              (8,459)
                                                                                     ------------        ------------
             Net cash used in financing activities                                             --              (8,459)
                                                                                     ------------        ------------
             Net decrease in cash and cash equivalents                                     (9,817)             (2,846)
Cash and cash equivalents at beginning of period                                           21,719               9,173
                                                                                     ------------        ------------
Cash and cash equivalents at end of period                                           $     11,902        $      6,327
                                                                                     ============        ============

                                                                     [Continued]





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   --------------------------
                                                                                     1994             1993
                                                                                    -------         --------

                                                                                     <C
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                                                                      $ --             $278
  Income taxes paid                                                                  $  1             $ --

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of 83,000 shares of restricted common stock                               $415             $ --
  Issuance of 285,000 shares of restricted common stock                              $ --             $465
  Issuance of 27,208 shares to employee retirement plan                              $152             $ --





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994
                                  (UNAUDITED)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, ``Accounting for Certain Investments in Debt and Equity Securities'' (Statement 115). The adoption of Statement 115 resulted in no cumulative effect on retained earnings at January 1, 1994.

(3)      RECLASSIFICATION OF ACCOUNTS

         Certain reclassifications have been made to the 1993 consolidated financial statements to conform with the 1994 presentation.

(4)      INCOME TAXES

         Income taxes consist of the following:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ----------------------------
                                                                                    1994               1993
                                                                                  ---------          ---------
                                                                                         (IN THOUSANDS)
        Current:
           U.S. federal . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   56           $   74
           State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1               --
           Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              388
                                                                                    ------           ------

                                                                                        57              462
                                                                                    ------           ------
        Other:
           U.S. federal - deferred                                                   1,069               --
           Pre-quasi-reorganization net operating loss
             carryforwards  . . . . . . . . . . . . . . . . . . . . . . . . . .         --              911
                                                                                    ------           ------

                                                                                     1,069              911
                                                                                    ------           ------

        Total tax provision   . . . . . . . . . . . . . . . . . . . . . . . . .     $1,126           $1,373
                                                                                    ======           ======


                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994
                                  (UNAUDITED)


         For the quarter ended March 31, 1994, the effective tax rate for financial reporting purposes approximates the U.S. federal statutory rate of 35%.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1994 and December 31, 1993 are presented below.

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  1994             1993
                                                                               -----------      ------------
                                                                                  (IN THOUSANDS)
        Deferred tax assets:
           Net operating loss carryforwards . . . . . . . . . . . . . . . .    $  32,320         $  33,312
           Investment tax, general business and foreign tax
             credit carryforwards   . . . . . . . . . . . . . . . . . . . .       15,463            15,463
           Employer's liability claims  . . . . . . . . . . . . . . . . . .        1,372             1,306
           Allowance for bad debts  . . . . . . . . . . . . . . . . . . . .          131               166
                                                                               ---------         ---------

           Total gross deferred tax assets  . . . . . . . . . . . . . . . .       49,286            50,247
           Less valuation allowance . . . . . . . . . . . . . . . . . . . .      (42,419)          (42,209)
                                                                               ---------         ---------

           Net deferred tax assets  . . . . . . . . . . . . . . . . . . . .        6,867             8,038
                                                                               ---------         ---------

        Deferred tax liabilities:
           Plant and equipment, principally due to differences
             in depreciation  . . . . . . . . . . . . . . . . . . . . . . .       11,370            11,393
           Deferred intercompany gains and losses . . . . . . . . . . . . .        1,942             2,021
                                                                               ---------         ---------

           Total gross deferred tax liabilities . . . . . . . . . . . . . .       13,312            13,414
                                                                               ---------         ---------

           Net deferred tax liability . . . . . . . . . . . . . . . . . . .    $   6,445         $   5,376
                                                                               =========         =========

(5)     SHORT-TERM INVESTMENTS

        Short-term investments are carried at cost, which approximates market as of March 31, 1994. They consist of U.S. government or agency issues, certificates of deposit and corporate paper, and are generally held to maturity.

(6)     NET INCOME PER COMMON SHARE

        Net income per common share for the three months ended March 31, 1994 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

(7)     COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Marine Drilling Companies, Inc. (collectively with its subsidiaries, the ``Company'') was incorporated in Texas in January 1990. The Company or its predecessors have been engaged since 1966 in offshore contract drilling of oil and gas wells for independent and major oil and gas companies and currently operates in the U.S. Gulf of Mexico and the Bay of Campeche offshore Mexico.
As of April 27, 1994, the Company operated a fleet of twelve mobile offshore jack-up drilling rigs (all but one of which were owned by the Company), consisting of four independent leg cantilever jack-ups and eight mat supported jack-ups. As of April 27, 1994, eleven of the Company's twelve rigs were located in the U.S. Gulf of Mexico and one was in the Bay of Campeche.

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

    U.S. Gulf of Mexico

        Since January 1992, the price of natural gas as reported by Natural Gas Clearinghouse has increased from its low of approximately $1.00 per thousand cubic feet (``mcf'') to $1.88 per mcf in April 1994. As of January 7, 1992, there were 77 contracted jack-up rigs in the U.S. Gulf of Mexico and the number declined until early May 1992 when the number of contracted jack-up rigs reached a 1992 low of 46. Since May 1992, the number of contracted jack-up rigs has generally increased, reaching 103 in April 1994. The Company believes that the substantial improvement in natural gas prices has had a positive effect on drilling activity in the U.S. Gulf of Mexico. Overall, jack-up rig demand in the U.S. Gulf of Mexico has improved substantially since May 1992, but there can be no assurance that such improvements in drilling activity are indicative of future activity levels or that there will not be a decline in drilling activity in the future. Furthermore, jack-up rigs are mobile and competitors have moved and could move additional rigs from weaker markets to the U.S. Gulf of Mexico or offshore Mexico in the Bay of Campeche. In addition, there are additional non-marketed rigs stacked in the U.S. Gulf of Mexico which, subject to some expenditure, have been or could be reactivated to meet an increase in demand for drilling rigs in the Company's markets. Such movement or reactivation could depress pricing levels and adversely affect the supply and demand relationship in the U.S. Gulf of Mexico, notwithstanding continued strength in natural gas prices.

        The Company's first quarter 1994 results were adversely affected by a drop in rig utilization to 76% compared to 94% during the first quarter 1993. Day rates were up slightly when compared to 1993's first quarter but they also reflected a decline from the levels experienced in late 1993. The Company currently expects that jack-up rig demand will increase slightly in the U.S. Gulf of Mexico during the remainder of 1994, however, it also appears that the supply of jack-ups in that market will increase by slightly more than the improvement in demand. Thus, the utilization rate of jack-ups is likely to decrease slightly for the remainder of the year. Under such circumstances, day rates are unlikely to improve and could possibly decrease.

        According to Offshore Data Services, as of April 26, 1994, there were 134 jack-up rigs in the U.S. Gulf of Mexico of which 100 were working (a 75% utilization rate). Ownership of these rigs is widely dispersed among a number of drilling contractors. As a result, no one contractor (including the Company) is able to materially affect pricing levels in the U.S. Gulf of Mexico.

    Bay of Campeche, Offshore Mexico

        According to Offshore Data Services, as of April 1, 1994, there were 17 contracted jack-up rigs in the Bay of Campeche compared to 11 contracted jack-up rigs in early December 1992 and 19 in February 1994. These rigs are operated by a variety of U.S.-based and Mexico-based drilling contractors. All of the rigs in the Bay of Campeche are performing drilling services for Petroleos Mexicanos (``Pemex''), the national oil company of the Republic of Mexico. Some of the rigs working for Pemex are subject to contracts between the respective drilling contractors and Pemex. Other rigs are working for turnkey companies which, in turn, have entered into turnkey contracts with Pemex. Two of the Company's rigs worked in the Bay of Campeche for a Mexican turnkey operator, Perforadora Faja de Oro, S.A. de C.V. (``Faja de Oro'') during all or part of 1993. The Company's contracts with Faja de Oro provided for compensation on a ``day work'' basis (and not on a turnkey or fixed price basis) and for each rig to drill three wells. The rigs completed their contracts and returned to the U.S. Gulf of Mexico in September 1993 and January 1994, respectively. In May 1993, the Company entered into a one-year bareboat charter and limited operating contract with Industrial Perforadora de Campeche, S.A. de C.V. (``IPC''), with a six-month renewal at the option of IPC, to provide drilling services in the Bay of Campeche. The rig commenced operations under the contract in May 1993. In April 1994, IPC exercised the six-month renewal option, extending the contract to November 1994. The Company considers the Bay of Campeche a lucrative market and continues to actively market its fleet in this area.

        Pemex's current activity levels reflect an increase compared to recent years. If Pemex were to elect to reduce its activity levels, or should it be unable to finance these activities in the future, the Company's operations could be adversely affected. Furthermore, if such reductions were to occur, several of the rigs currently operated in the Bay of Campeche could be mobilized back to the U.S. Gulf of Mexico which would increase competition in that area and could adversely affect the Company's U.S. Gulf of Mexico results.

        During late 1993 and early 1994, approximately nine jack-up rigs concluded their respective contracts with Pemex. Several of those rigs were subsequently mobilized to the U.S. Gulf of Mexico and have contributed to the increasing oversupply of rigs in that market.

        The following table sets forth certain industry and Company historical data for the periods indicated:

                                                             THREE MONTHS ENDED                      YEARS ENDED
                                                                  MARCH 31,                          DECEMBER 31,
                                                          ------------------------               ------------------
                                                          1994              1993                 1993           1992
                                                          ----              ----                 ----           ----
INDUSTRY(1):

U.S. Gulf of Mexico:
   Total jack-up rigs . . . . . . . . . . . . . .         127              111                  116             121
   Working jack-up rigs . . . . . . . . . . . . .          92               81                   91              59
   Utilization  . . . . . . . . . . . . . . . . .          72%              73%                  77%             49%

All other markets:
   Total jack-up rigs . . . . . . . . . . . . . .         270              283                  277             277
   Working jack-up rigs . . . . . . . . . . . . .         203              222                  217             220
   Utilization  . . . . . . . . . . . . . . . . .          75%              78%                  78%             79%

COMPANY(2):

   Total jack-up rigs . . . . . . . . . . . . . .          12               11                   11              15
   Working jack-up rigs . . . . . . . . . . . . .           9                9                   10               6
   Utilization  . . . . . . . . . . . . . . . . .          76%              82%                  91%             40%
   Non-marketed rigs  . . . . . . . . . . . . . .          --                1                    1               7
   Utilization of marketed rigs . . . . . . . . .          76%              94%                  97%             73%

   Average day rates(3) . . . . . . . . . . . . .     $22,791          $21,521              $23,019         $13,816

                                                   [see notes on following page]

(1)  Average of weekly data published by Offshore Data Services.

(2) The numbers included in the table represent the average number of rigs (rounded to the nearest whole number) operated by the Company for the periods indicated.

(3) ``Average day rate'' is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract and working during that period.

FINANCIAL CONDITION -- GENERAL

     The following is a discussion of the Company's financial condition, results of operations, historical financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

     During most of 1992, demand for drilling services in the U.S. Gulf of Mexico was generally depressed due primarily to the uncertainty and occasional volatility of oil and gas prices, as well as an oversupply of jack-up drilling rigs. During the latter part of 1992, the demand for drilling services in the U.S. Gulf of Mexico improved markedly from earlier levels, which, combined with a continued decline in the supply of jack-up rigs, resulted in generally higher jack-up rig utilization and day rates. The Company attributes this improvement in demand primarily to the increased price of domestic natural gas during that period. Demand continued to improve during early 1993 due primarily to increased drilling activity in the Bay of Campeche by Pemex, which drilling activity further reduced the supply of jack-up rigs in the U.S. Gulf of Mexico. In addition, demand for jack-up rigs in the U.S. Gulf of Mexico showed general improvement throughout 1993. Oil prices have been generally weaker since October 1993, however, and this weakness is believed by the Company to have contributed to lower levels of offshore drilling in early 1994.

     Prior to 1993, the Company derived most of its revenues from contract drilling in the U.S. Gulf of Mexico. During 1993, the Company operated two to three rigs in the Bay of Campeche and received a significant amount of revenues therefrom. As of April 26, 1994, the Company had one rig operating in the Bay of Campeche.

     During 1992 and the first quarter of 1993, the Company completed a series of related transactions that provided for the Recapitalization. Primarily as a result of the Recapitalization, between January 1, 1992 and early 1993, the Company eliminated preferred stock obligations of approximately $64,000,000 and indebtedness of approximately $148,000,000. The Company's rig fleet was also reduced during that period from 21 rigs to 11 rigs.

     The Company's financial results improved markedly during the fourth quarter of 1992 and throughout 1993 due to the improvements in business conditions noted above and the effects of the Recapitalization.

     During the first quarter of 1994, the Company remained profitable, although profits were lower than comparable 1993 results due to the effects of
(i) increased competition in the U.S. Gulf of Mexico which adversely affected utilization and rig pricing in that market, as well as (ii) lower activity levels by the Company's rigs in the Bay of Campeche.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources

     The Company had working capital at March 31, 1994 of $36,630,000 as compared to working capital of $32,089,000 at December 31, 1993. The improvement in working capital was due primarily to an increase in cash generated by operations. Net cash provided by operating activities was $7,207,000 for the three months ended March 31, 1994 as compared to net cash provided by operations of $5,555,000 for the three months ended March 31, 1993, an increase of 30%. Cash used in investing activities was $17,024,000 for the three months ended March 31, 1994 consisting primarily of the purchase of short-term investments of $17,034,000 as compared to cash provided by investing activities of $58,000 for the three months ended March 31, 1993. Purchases of equipment in the first quarter of 1994 consisted primarily of drill pipe of $280,000. The Company plans capital expenditures in 1994, exclusive of additional rig purchases, of approximately $1,200,000 primarily for drill pipe purchases.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO
                         THREE MONTHS ENDED MARCH 31, 1993

    Revenues

        Revenues for the three months ended March 31, 1994 increased $1,218,000 (7%) from $17,596,000 to $18,814,000 compared to the same period in 1993. The increase in revenues was the result of three factors -- (i) a 6% increase in average day rates from $21,521 in 1993 to $22,791 in 1994, (ii) a 20% increase in the average number of marketed rigs from 10 in 1993 to 12 in 1994 and (iii) a partially offsetting decrease in utilization from 94% in 1993 to 76% in 1994. The decrease in utilization was due to increased competition in the U.S. Gulf of Mexico as previously discussed. See `` -- Industry Conditions and Competition.'' As of March 31, 1994, the Company had one rig in the Bay of Campeche, Mexico. Revenues from the Bay of Campeche market decreased $3,215,000 (60%) from $5,332,000 during the 1993 period to $2,117,000 for the same period in 1994. Operating income from this market decreased $1,793,000 (69%) from $2,611,000 in the 1993 period to $818,000 for the same period in 1994. This decrease is mainly attributable to a decrease in the number of the Company's rigs present in the Bay of Campeche from two to one.

    Costs and Expenses

        Contract drilling expenses for the three months ended March 31, 1994 increased $2,373,000 (22%) from $10,712,000 to $13,085,000 compared to the same period in 1993. This increase is primarily the result of the addition of two rigs to the Company's active rig fleet in late 1993. The MARINE 1 was reactivated in October 1993 and the MARINE 304 was purchased in August 1993 and refurbished in the fourth quarter.

        Depreciation and amortization expense for the three months ended March 31, 1994 increased $565,000 (43%) from $1,308,000 to $1,873,000 compared to the same period in 1993. The increase resulted primarily from the purchase of the MARINE 304 in August 1993 and the reactivation and refurbishment of the MARINE 1 and the MARINE 303 in the fourth quarter of 1993.

        General and administrative expenses for the three months ended March 31, 1994 decreased $356,000 (27%) from $1,300,000 to $944,000 compared to the same period in 1993. The decrease is primarily the result of one-time executive bonuses accrued in the first quarter of 1993 of $607,000 offset by a minimal increase in labor costs of $43,000 and other administrative expenses.

    Interest Expense

        There was no interest expense for the three months ended March 31, 1994 as a result of the Company's payment of all debt during 1993. Interest expense for the first quarter of 1993 was $278,000.

    Interest Income

        Interest income for the three months ended March 31, 1994 increased $91,000 (202%) from $45,000 to $136,000 compared to the same period in 1993.
The increase was related primarily to increased cash balances resulting from 1993 stock offering proceeds and cash flows from operations.

    Income Taxes

        Income taxes of $1,126,000 for the three months ended March 31, 1994 consisted of taxes currently payable of $57,000 and deferred income taxes of $1,069,000. Taxes currently payable represent federal alternative minimum tax of $56,000 and state income tax of $1,000.

                          PART II.  OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

        The Company has various claims filed against its subsidiaries in the ordinary course of business, particularly claims alleging personal injuries. It is the belief of management that the Company has established adequate reserves for any liabilities which may reasonably be expected to result from these claims. In the opinion of management, no pending claims, actions or proceedings against the Company would have a material adverse effect on its financial position or results of operations.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

              None.

(b)     Reports on Form 8-K:

              No reports on Form 8-K were filed during the first quarter of 1994.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARINE DRILLING COMPANIES, INC.
                                        (Registrant)



Date:   April 29, 1994                  By  /s/ William H. Flores
                                           _________________________________
                                            William H. Flores
                                            Senior Vice President -
                                            Chief Financial Officer
                                            and Director
                                            (Principal Financial Officer)



Date:   April 29, 1994                  By  /s/ Joan R. Smith
                                           __________________________________
                                            Joan R. Smith
                                            Vice President, Controller and
                                            Secretary (Principal
                                            Accounting Officer)