Form 10-Q
period 1994-06-30
MARINE DRILLING COMPANIES INC
filed 1994-08-04
CIK 860521

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q

                                   (MARK ONE)

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1994

                                       OR

             (    )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE TRANSITION PERIOD FROM __________ TO ________


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  Yes  X .   No ____.

         The number of shares of Common Stock, $.01 par value, outstanding at June 30, 1994 was 43,811,752.

                        MARINE DRILLING COMPANIES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.         Index to Financial Statements
                  Consolidated Balance Sheets --
                  June 30, 1994 and December 31, 1993   . . . . . . . . . . . . .          1

                  Consolidated Statements of Operations --
                  Three and Six Months Ended June 30, 1994 and 1993   . . . . . .          2

                  Consolidated Statements of Cash Flows --
                  Three and Six Months Ended June 30, 1994 and 1993   . . . . . .          3

                  Notes to Consolidated Financial Statements  . . . . . . . . . .          5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . .          7


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .         15

Item 4.         Submission of Matters to a Vote of Security Holders . . . . . . .         15

Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .         15


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16






                                      (i)

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      JUNE 30,          DECEMBER 31,
                                                                                        1994                1993
                                                                                   --------------      --------------
                    ASSETS

Current Assets:
  Cash and cash equivalents                                                        $      9,095        $     21,969
  Short-term investments                                                                 21,190                  --
  Accounts receivable - trade and other, net                                             13,268              19,356
  Other current assets                                                                    1,242                 854
                                                                                   ------------        ------------
          Total current assets                                                           44,795              42,179
Property and Equipment                                                                   88,122              87,140
  Less accumulated depreciation                                                           9,050               5,295
                                                                                   ------------        ------------
          Property and equipment, net                                                    79,072              81,845
Other assets                                                                                142                 147
                                                                                   ------------        ------------
                                                                                   $    124,009        $    124,171
                                                                                   ============        ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                            $      4,078        $      8,647
  Employer's liability claims, current                                                    1,549               1,443
                                                                                   ------------        ------------
          Total current liabilities                                                       5,627              10,090
Employer's Liability Claims, non-current                                                  2,021               2,288
Deferred Income Taxes                                                                     7,013               5,376
Commitments and contingencies
Shareholders' Equity:
  Common stock, par value $.01.  Authorized 200,000,000
     shares; issued and outstanding 43,811,752 and
     43,682,668 shares as of June 30, 1994 and
     December 31, 1993, respectively                                                        438                 437
  Common stock restricted                                                                (1,042)               (844)
  Additional paid-in capital                                                             91,737              91,801
  Retained earnings from January 1, 1993                                                 18,215              15,023
                                                                                   ------------        ------------
          Total shareholders' equity                                                    109,348             106,417
                                                                                   ------------        ------------
                                                                                   $    124,009        $    124,171
                                                                                   ============        ============





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                ---------------------------------    ---------------------------------
                                                    1994             1993                1994              1993
                                                ------------     ------------        ------------      ------------
Revenues                                        $     16,231     $      20,179      $      35,045     $      37,775

Costs and Expenses:
  Contract drilling                                   11,855            11,379             24,940            22,091
  Depreciation and amortization                        1,901             1,309              3,774             2,617
  General and administrative                             911             2,710              1,855             4,010
                                                ------------     -------------       ------------      ------------
                                                      14,667            15,398             30,569            28,718
                                                ------------     -------------       ------------      ------------
     Operating income                                  1,564             4,781              4,476             9,057
                                                ------------     -------------       ------------      ------------
Other Income (Expense):
  Interest expense                                        --              (219)                --              (497)
  Interest income                                        218                32                354                77
  Other income (expense)                                 (85)               40                 81                35
                                                ------------     -------------       ------------      ------------
                                                         133              (147)               435              (385)
                                                ------------     -------------       ------------      ------------
Income before income taxes                             1,697             4,634              4,911             8,672
Income taxes                                             593             1,576              1,719             2,949
                                                ------------     -------------       ------------      ------------
Net income                                      $      1,104     $       3,058       $      3,192      $      5,723
                                                ============     =============       ============      ============
Income per common share                         $       0.03     $        0.08       $       0.07      $       0.15
                                                ============     =============       ============      ============

Weighted average common shares
  outstanding                                     43,810,863        38,422,195         43,780,412        38,349,813
                                                ============     =============       ============      ============





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ------------------------------
                                                                                         1994              1993
                                                                                     ------------      ------------
Cash Flows From Operating Activities:

  Net income                                                                         $      3,192      $      5,723

  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                       3,774             2,617
        Deferred income taxes                                                               1,637             1,430
        Pre-quasi-reorganization net operating loss
          carryforwards                                                                        --               574
        Gain on disposition of equipment                                                     (382)              (93)
        Accrual of compensation expense, net                                                  217                96
        Changes in operating assets and liabilities:
          Receivables                                                                       6,088            (1,868)
          Other current assets                                                               (388)             (168)
          Payables, accrued expenses and employer's
             liability claims                                                              (4,449)            1,490
          Other                                                                              (754)               --
                                                                                     ------------      ------------
             Total adjustments                                                              5,743             4,078
                                                                                     ------------      ------------
             Net cash provided by operating activities                                      8,935             9,801
                                                                                     ------------      ------------

Cash Flows From Investing Activities:
  Purchase of short-term investments                                                      (21,190)               --
  Purchase of equipment                                                                    (1,075)              (51)
  Proceeds from disposition of equipment                                                      456               111
                                                                                     ------------      ------------

             Net cash provided by (used in) investing activities                          (21,809)               60
                                                                                     ------------      ------------

Cash Flows From Financing Activities:
  Payments of debt                                                                             --           (11,006)
                                                                                     ------------      ------------
             Net cash used in financing activities                                             --           (11,006)
                                                                                     ------------      ------------
             Net decrease in cash and cash equivalents                                    (12,874)           (1,145)
Cash and cash equivalents at beginning of period                                           21,969             9,173
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $      9,095      $      8,028
                                                                                     ============      ============
                                                                                                          (Continued)





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ------------------------------
                                                                                         1994              1993
                                                                                     ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                                                                      $         --      $        498
  Income taxes paid                                                                  $        366      $        141

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of 83,000 shares of restricted common
     stock                                                                           $        415      $         --
  Issuance of 285,000 shares of restricted common
     stock                                                                           $         --      $        465
  Issuance of 57,334 shares to employee retirement
     plan                                                                            $        317      $         --
  Restricted stock forfeitures of 11,250 shares                                      $         37      $         --
  Receivable related to sale of 5,000,000 shares of
      common stock                                                                   $         --      $     28,200
  Accrued expenses associated with sale of common
     stock                                                                           $         --      $        400





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      RECLASSIFICATION OF ACCOUNTS

         Certain reclassifications have been made to the 1993 consolidated financial statements to conform with the 1994 presentation.

(3)      INCOME TAXES

         Income taxes consist of the following:

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                     ----------------------------     ----------------------------
                                                         1994            1993             1994           1993
                                                     ------------    ------------     ------------   ------------
                                                                              (IN THOUSANDS)
        Current:
           U.S. federal . . . . . . . . . . . . . .   $       25     $       91       $        81    $        165
           State  . . . . . . . . . . . . . . . . .           --             --                 1              --
           Foreign  . . . . . . . . . . . . . . . .           --            392                --             780
                                                      ----------     ----------       -----------    ------------

                                                              25            483                82             945
                                                      ----------     ----------       -----------    ------------
        Other:
           U.S. federal - deferred                           568          1,430             1,637           1,430
           Pre-quasi-reorganization net
             operating loss carryforwards   . . . .           --           (337)               --             574
                                                      ----------     ----------       -----------    ------------

                                                             568          1,093             1,637           2,004
                                                      ----------     ----------       -----------    ------------

        Total tax provision   . . . . . . . . . . .   $      593     $    1,576       $     1,719    $      2,949
                                                      ==========     ==========       ===========    ============


         For the six months ended June 30, 1994, the effective tax rate for financial reporting purposes approximates the U.S. federal statutory rate of 35%.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1994 and December 31, 1993 are presented below.

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    1994                1993
                                                                               --------------       -------------
                                                                                          (IN THOUSANDS)
        Deferred tax assets:
           Net operating loss carryforwards . . . . . . . . . . . . . . . .    $     31,839         $      33,312
           Investment tax, general business and foreign tax
             credit carryforwards   . . . . . . . . . . . . . . . . . . . .          15,463                15,463
           Employer's liability claims  . . . . . . . . . . . . . . . . . .           1,250                 1,306
           Allowance for bad debts  . . . . . . . . . . . . . . . . . . . .              45                   166
                                                                               ------------         -------------

           Total gross deferred tax assets  . . . . . . . . . . . . . . . .          48,597                50,247
           Less valuation allowance . . . . . . . . . . . . . . . . . . . .         (42,410)              (42,209)
                                                                               ------------         -------------

           Net deferred tax assets  . . . . . . . . . . . . . . . . . . . .           6,187                 8,038
                                                                               ------------         -------------

        Deferred tax liabilities:
           Plant and equipment, principally due to differences
             in depreciation  . . . . . . . . . . . . . . . . . . . . . . .          11,337                11,393
           Deferred intercompany gains and losses . . . . . . . . . . . . .           1,863                 2,021
                                                                               ------------         -------------

           Total gross deferred tax liabilities . . . . . . . . . . . . . .          13,200                13,414
                                                                               ------------         -------------

           Net deferred tax liability . . . . . . . . . . . . . . . . . . .    $      7,013         $       5,376
                                                                               ============         =============

(4)     SHORT-TERM INVESTMENTS

        Short-term investments are carried at amortized cost, which approximates market as of June 30, 1994. They consist of U.S. government or agency issues, certificates of deposit and corporate paper, and are generally held to maturity.

(5)     NET INCOME PER COMMON SHARE

        Net income per common share for the six months ended June 30, 1994 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

(6)     COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company, through its predecessors, has been engaged since 1966 in offshore contract drilling of oil and gas wells for independent and major oil and gas companies. The Company currently operates in the U.S. Gulf of Mexico and the Bay of Campeche offshore Mexico. As of August 2, 1994, the Company operated a fleet of twelve mobile offshore jack-up drilling rigs (all but one of which were owned by the Company), consisting of four independent leg cantilever jack-ups and eight mat supported jack-ups. At that time, eleven of the Company's twelve rigs were located in the U.S. Gulf of Mexico and one was in the Bay of Campeche.

        The Company was incorporated in Texas in January 1990 and was significantly restructured and recapitalized in 1992 and early 1993 (the ''Recapitalization''). The principal executive offices of the Company are located at 14141 Southwest Freeway, Suite 2500, Sugar Land, Texas 77478-3435 and the telephone number of such offices is (713) 491-2002. References to the ''Company'' herein include Marine Drilling Companies, Inc. and its subsidiaries unless the context otherwise requires.

        The Company's strategy is to strive to maintain its position as a significant provider of offshore drilling services in its present markets and to diversify, insofar as financially and operationally practicable, into other international markets. The Company recently elected to upgrade the operational capabilities of four of its owned rigs. The Company also intends to actively pursue the acquisition of additional rigs and to seek business combinations which the Company believes will benefit its shareholders. See '' -- Financial Conditions -- Liquidity and Capital Resources.''

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

        The offshore drilling business is influenced by a number of factors, including the current and anticipated prices of oil and gas (which affect the expenditures by oil and gas companies for exploration and production) and the availability of drilling rigs. In particular, the Company's drilling operations are dependent upon the level of offshore drilling activity in the U.S. Gulf of Mexico and the Bay of Campeche offshore Mexico. Despite occasional improvements, the market for offshore contract drilling and related services has been depressed for most of the past ten years due primarily to depressed oil and gas prices and an oversupply of drilling rigs.

        The offshore drilling market is highly competitive and no one competitor is dominant. There has been a prolonged period of intense price competition during which many rigs have been idle for long periods of time. Consequently, some drilling contractors have gone out of business, sought protection under the bankruptcy laws or consolidated with other contractors.

Notwithstanding these events, the industry remains fragmented, and the Company believes that bidding for drilling contracts will remain highly competitive for the foreseeable future. Certain of the Company's competitors are larger, or are subsidiaries of larger companies, and have greater financial resources than the Company, which may enable them to better withstand industry downturns, compete on the basis of price, build new rigs or acquire existing rigs that become available for purchase.

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

        The Company's drilling revenues depend upon rig utilization and pricing. These variables are affected by competitive conditions and the amount of exploration and development activity conducted by oil and gas companies. This activity is strongly influenced by the current and projected prices of oil and natural gas. The Company believes that, although natural gas prices have recently weakened, the outlook for natural gas prices remains relatively positive and such outlook is favorable for offshore drilling activity. Oil prices, however, began to weaken in October 1993 and this weakness is believed by the Company to have contributed to lower levels of offshore drilling in early 1994. In recent weeks, oil prices have recovered and the Company believes this recovery will stimulate additional offshore drilling.

    U.S. Gulf of Mexico

        From January 1992 through July 1994, natural gas prices have been volatile with prices ranging from a low near $1.00 in January 1992 to a high of approximately $2.57 in October 1992 to approximately $1.66 as of the date of this report. As of January 1992, there were 77 contracted jack-up rigs in the U.S. Gulf of Mexico and the number declined until early May 1992 when the number of contracted jack-up rigs reached a 1992 low of 46. Since May 1992, the number of contracted jack-up rigs has generally increased, reaching a recent high of 112 in mid-July 1994.

        The Company believes that the general improvement in natural gas prices since January 1992 has had a positive effect on drilling activity in the U.S. Gulf of Mexico. Overall, jack-up rig demand in the U.S. Gulf of Mexico has improved substantially since May 1992, but there can be no assurance that such improvements in drilling activity are indicative of future activity levels or that there will not be a decline in drilling activity in the future. Furthermore, jack-up rigs are mobile and competitors have moved and could move additional rigs from weaker markets to the U.S. Gulf of Mexico or offshore Mexico in the Bay of Campeche. In addition, there are additional non-marketed rigs stacked in the U.S. Gulf of Mexico which, subject to some expenditure, have been or could be reactivated to meet any increase in demand for drilling rigs in the Company's markets. Such rig movements or reactivations could depress pricing levels and adversely affect the supply and demand relationship in the U.S. Gulf of Mexico.

        The Company's second quarter 1994 results were adversely affected by a drop in marketed rig utilization to 82% compared to 100% during the second quarter 1993. Day rates declined when compared to 1993's second quarter and they also reflected a decline from the levels experienced in late 1993. The Company currently expects that jack-up rig demand will increase slightly in the U.S. Gulf of Mexico during the remainder of 1994, however, it also appears that the supply of jack-ups in that market will be more than ample to meet this demand. Under such circumstances, day rates are unlikely to materially improve and could possibly decrease.

        According to Offshore Data Services, as of August 2, 1994, there were 140 jack-up rigs in the U.S. Gulf of Mexico of which 103 were working (a 74% utilization rate). Ownership of these rigs is widely dispersed among a number of drilling contractors. As a result, no one contractor (including the Company) is able to materially affect pricing levels in the U.S. Gulf of Mexico.

    Bay of Campeche, Offshore Mexico

        According to Offshore Data Services, as of August 1, 1994, there were 11 contracted jack-up rigs in the Bay of Campeche compared to 11 contracted jack-up rigs in early December 1992 and 18 in December 1993. These rigs are operated by a variety of U.S.-based and Mexico-based drilling contractors. All of the rigs in the Bay of Campeche are performing drilling services for Petroleos Mexicanos (``Pemex''), the national oil company of the Republic of Mexico. Some of the rigs working for Pemex are subject to contracts between the respective drilling contractors and Pemex. Other rigs are working for turnkey companies which, in turn, have entered into turnkey contracts with Pemex. Two of the Company's rigs worked in the Bay of Campeche for a Mexican turnkey operator, Perforadora Faja de Oro, S.A. de C.V. (``Faja de Oro'') during all or part of 1993. The Company's contracts with Faja de Oro provided for compensation on a ``day work'' basis (and not on a turnkey or fixed price basis) and for each rig to drill three wells. The rigs completed their contracts and returned to the U.S. Gulf of Mexico in September 1993 and January 1994, respectively. In May 1993, the Company entered into a one-year bareboat charter and limited operating contract with Industrial Perforadora de Campeche, S.A. de C.V. (``IPC''), with a six-month renewal at the option of IPC, to provide drilling services in the Bay of Campeche. The rig commenced operations under the contract in May 1993. In April 1994, IPC exercised its six-month renewal option, extending the contract to November 1994, however, IPC could elect to terminate this contract prior to that time. The Company considers the Bay of Campeche to be a potentially lucrative market and continues to actively market its fleet in this area.

        Pemex's current activity levels reflect an increase compared to recent years but is currently lower than the end of 1993. If Pemex were to elect to reduce its activity levels further, the Company's operations could be adversely affected. Furthermore, several of the rigs operated in the Bay of Campeche have mobilized back to the U.S. Gulf of Mexico, increasing competition in that area.

        The following table sets forth certain industry and Company historical data for the periods indicated:

                                                THREE MONTHS             SIX MONTHS               YEARS ENDED
                                               ENDED JUNE 30,           ENDED JUNE 30,            DECEMBER 31,
                                              ----------------         ----------------         ---------------
                                              1994          1993       1994         1993        1993         1992
                                              ----          ----       ----         ----        ----         ----
INDUSTRY(1):

U.S. Gulf of Mexico:
   Total jack-up rigs . . . . . . . . . . . .   136           112         132         111          116          121
   Working jack-up rigs . . . . . . . . . . .   102            87          97          84           91           59
   Utilization  . . . . . . . . . . . . . . .    75%           78%         74%         76%          77%          49%

All other markets:
   Total jack-up rigs . . . . . . . . . . . .   255           282         259         283          277          277
   Working jack-up rigs . . . . . . . . . . .   193           218         198         220          217          220
   Utilization  . . . . . . . . . . . . . . .    76%           77%         76%         78%          78%          79%

COMPANY(2):

   Total jack-up rigs . . . . . . . . . . . .    12            11          12          11           11           15
   Working jack-up rigs . . . . . . . . . . .     9            10           9          10           10            6
   Utilization  . . . . . . . . . . . . . . .    75%           91%         75%         91%          91%          40%
   Non-marketed rigs  . . . . . . . . . . . .     1             1          --           1            1            7
   Utilization of marketed rigs . . . . . . .    82%          100%         79%         97%          97%          73%

   Average day rates(3) . . . . . . . . . . $19,212       $22,223     $20,981     $21,890      $23,019      $13,816



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

     During most of 1992, demand for drilling services in the U.S. Gulf of Mexico was generally depressed due primarily to the uncertainty and occasional volatility of oil and gas prices, as well as an oversupply of jack-up drilling rigs. During the latter part of 1992, the demand for drilling services in the U.S. Gulf of Mexico improved markedly from earlier levels, which, combined with a continued decline in the supply of jack-up rigs, resulted in generally higher jack-up rig utilization and day rates. The Company attributes this improvement in demand primarily to the increased price of domestic natural gas during that period. Demand continued to improve during early 1993 due primarily to increased drilling activity in the Bay of Campeche by Pemex, which drilling activity further reduced the supply of jack-up rigs in the U.S. Gulf of Mexico. In addition, demand for jack-up rigs in the U.S. Gulf of Mexico showed general improvement throughout 1993. Oil prices have been generally weaker since October 1993, however, and this weakness is believed by the Company to have contributed to lower levels of offshore drilling in early 1994. Oil prices subsequently improved during the second quarter of 1994 and such increases may have a positive effect on offshore drilling activity. The recent weakness in natural gas prices, however, may offset any such effect.

     Prior to 1993, the Company derived most of its revenues from contract drilling in the U.S. Gulf of Mexico. During 1993, the Company operated two to three rigs in the Bay of Campeche and received a significant amount of revenues therefrom. As of August 2, 1994, the Company had one rig operating in the Bay of Campeche.

     During 1992 and the first quarter of 1993, the Company completed a series of related transactions which significantly restructured and recapitalized the Company (the ''Recapitalization''). Primarily as a result of the Recapitalization, between January 1, 1992 and early 1993, the Company eliminated preferred stock obligations of approximately $64,000,000 and indebtedness of approximately $148,000,000. The Company's rig fleet was also reduced during that period from 21 rigs to 11 rigs.

     The Company's financial results improved markedly during the fourth quarter of 1992 and throughout 1993 due to the improvements in business conditions noted above and the effects of the Recapitalization.

     During the first half of 1994, the Company remained profitable, although profits were lower than comparable 1993 results due to the effects of (i) increased competition in the U.S. Gulf of Mexico which adversely affected utilization and rig pricing in that market, as well as (ii) lower activity levels in the Bay of Campeche.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources

     The Company had working capital at June 30, 1994 of $39,168,000 as compared to working capital of $32,089,000 at December 31, 1993. The improvement in working capital was due primarily to an increase in cash generated by operations. Net cash provided by operating activities was $8,935,000 for the six months ended June 30, 1994 as compared to net cash provided by operations of $9,801,000 for the six months ended June 30, 1993, a decrease of 9%. Cash used in investing activities was $21,809,000 for the six months ended June 30, 1994 which consisted primarily of the purchase of short-term investments compared to cash provided by investing activities of $60,000 for the six months ended June 30, 1993. Capital expenditures for the six months ended June 30, 1994 were $1,075,000, of which approximately $970,000 was used to purchase drill pipe.

     The Company has recently determined to upgrade four of its rigs during the next 12 months at an aggregate cost of between $20 to $25 million. The actual level of expenditures for upgrades that the Company will elect to make may be more or less dependent upon market conditions and changes in the Company's financial position. In addition, the Company may choose to finance such upgrades through bank borrowings, the sale of debt or the sale of equity securities, and the level of actual expenditures may be affected by the availability of acceptable financing arrangements.

     The Company is also actively pursuing the acquisition of rigs to complement its fleet. The Company would likely use debt or equity financing for all or a portion of such rig acquisition costs. At this time the Company cannot predict whether it will be successful in acquiring any additional rigs, and obtaining financing therefor, on terms it finds acceptable.

     The Company expects to manage any rig upgrades and acquisitions of rigs and any related financing in a manner that will not impair its ability to meet its operational, capital expenditure and debt service requirements (if applicable) for the foreseeable future.

     The Company also intends to pursue business combinations with other drilling contractors. From time to time, the Company has had discussions, and anticipates that such discussions will continue in the future, with other parties regarding business combinations. The Company cannot predict the outcome of such discussions.

RESULTS OF OPERATIONS --  SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO
                          SIX MONTHS ENDED JUNE 30, 1993

    Revenues

        Revenues for the six months ended June 30, 1994 decreased $2,730,000 (7%) from $37,775,000 to $35,045,000 compared to the same period in 1993. The decrease in revenues was the result of three factors -- (i) a 4% decrease in average day rates from $21,890 in 1993 to $20,981 in 1994, (ii) a 20% increase in the average number of marketed rigs from 10 in 1993 to 12 in 1994 and (iii) a decrease in utilization of marketed rigs from 97% in 1993 to 79% in 1994. The decrease in utilization was due to increased competition in the U.S. Gulf of Mexico as previously discussed. See `` -- Industry Conditions and Competition.'' As of June 30, 1994, the Company had one rig in the Bay of Campeche, Mexico. Revenues from the Bay of Campeche market decreased $8,229,000 (68%) from $12,053,000 during the 1993 period to $3,824,000 for the same period in 1994. Revenues from the Bay of Campeche market accounted for 11% of the Company's revenues in 1994 compared to 32% in 1993. Operating income from this market decreased $2,784,000 (64%) from $4,380,000 in the 1993 period to $1,596,000 for the same period in 1994. This decrease is mainly attributable to a decrease in the number of the Company's rigs present in the Bay of Campeche from three rigs as of June 30, 1993 to one rig during the second quarter 1994.

    Costs and Expenses

        Contract drilling expenses for the six months ended June 30, 1994 increased $2,849,000 (13%) from $22,091,000 to $24,940,000 compared to the same period in 1993. This increase is primarily the result of the addition of two rigs to the Company's active rig fleet in late 1993. The MARINE 1 was refurbished and operated from October 1993 to May 1994 and the MARINE 304 was purchased, refurbished and activated in late 1993.

        Depreciation and amortization expense for the six months ended June 30, 1994 increased $1,157,000 (44%) from $2,617,000 to $3,774,000 compared to the same period in 1993. The increase resulted primarily from the purchase of the MARINE 304 in August 1993 and the reactivation and refurbishment of the MARINE 1 and the refurbishment of the MARINE 303 in the fourth quarter of 1993.

        General and administrative expenses for the six months ended June 30, 1994 decreased $2,155,000 (54%) from $4,010,000 to $1,855,000 compared to the same period in 1993. The decrease is primarily the result of one-time executive bonuses accrued for the six months ended June 30, 1993 of $2,311,000. Excluding the one-time executive bonuses in 1993 of $2,311,000, general and administrative expenses increased $156,000 (9%) from $1,699,000 to $1,855,000.

    Interest Expense

        There was no interest expense for the six months ended June 30, 1994 as a result of the Company's repayment of all debt during 1993. Interest expense for the six months ended June 30, 1993 was $497,000.

    Interest Income

        Interest income for the six months ended June 30, 1994 increased $277,000 (360%) from $77,000 to $354,000 compared to the same period in 1993.
The increase was related primarily to increased cash balances resulting from 1993 stock offering proceeds and cash flows from operations, as well as increased interest rates on short-term investments.

    Income Taxes

        Income taxes of $1,719,000 for the six months ended June 30, 1994 consisted of taxes currently payable of $82,000 and deferred income taxes of $1,637,000. Taxes currently payable represent federal alternative minimum tax of $81,000 and state franchise tax of $1,000.

RESULTS OF OPERATIONS --  THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO
                          THREE MONTHS ENDED JUNE 30, 1993

    Revenues

        Revenues for the second quarter of 1994 decreased $3,948,000 (20%) from $20,179,000 to $16,231,000 compared to the same period in 1993. The decrease in revenues was the result of three factors -- (i) a 14% decrease in average day rates from $22,223 in 1993 to $19,212 in 1994, (ii) a 10% increase in the average number of marketed rigs from 10 in 1993 to 11 in 1994 and (iii) a decrease in utilization of marketed rigs from 100% in 1993 to 82% in 1994. The decrease in utilization was due to increased competition in the U.S. Gulf of Mexico as previously discussed. See `` -- Industry Conditions and Competition.'' As of June 30, 1994, the Company had one rig in the Bay of Campeche, Mexico. Revenues from the Bay of Campeche market decreased $5,014,000 (75%) from $6,721,000 during the 1993 period to $1,707,000 for the same period in 1994. Revenues from the Bay of Campeche market accounted for 11% of the Company's revenues in the second quarter of 1994 compared to 33% in the second quarter of 1993. Operating income from this market decreased $1,229,000 (61%) from $2,007,000 in the 1993 period to $778,000 for the same period in 1994. This decrease is mainly attributable to a decrease in the number of the Company's rigs present in the Bay of Campeche from three in 1993 to one in 1994.

    Costs and Expenses

        Contract drilling expenses for the second quarter of 1994 increased $476,000 (4%) from $11,379,000 to $11,855,000 compared to the same period in
1993. This increase is primarily the result of the addition of two rigs to the Company's active rig fleet in late 1993. The MARINE 1 was refurbished and operated from October 1993 to May 1994 and the MARINE 304 was purchased in August 1993 and refurbished in the fourth quarter.

        Depreciation and amortization expense for the second quarter of 1994 increased $592,000 (45%) from $1,309,000 to $1,901,000 compared to the same period in 1993. The increase resulted primarily from the purchase of the MARINE 304 in August 1993 and the reactivation and refurbishment of the MARINE 1 and the refurbishment of the MARINE 303 in the fourth quarter of 1993.

        General and administrative expenses for the second quarter of 1994 decreased $1,799,000 (66%) from $2,710,000 to $911,000 compared to the same period in 1993. The decrease is primarily the result of one-time executive bonuses accrued in the second quarter of 1993 of $1,704,000. Excluding the one-time executive bonuses in 1993 of $1,704,000, general and administrative expenses decreased $95,000 (9%) from $1,006,000 for the second quarter of 1993 compared to $911,000 in the second quarter of 1994.

    Interest Expense

        There was no interest expense for the second quarter of 1994 as a result of the Company's repayment of all debt during 1993. Interest expense for the second quarter of 1993 was $219,000.

    Interest Income

        Interest income for the second quarter of 1994 increased $186,000 from $32,000 to $218,000 compared to the same period in 1993. The increase was related primarily to increased cash balances resulting from 1993 stock offering proceeds and cash flows from operations, as well as increases in the interest rates on short-term investments.

    Income Taxes

        Income taxes of $593,000 for the second quarter of 1994 consisted of taxes currently payable of $25,000 and deferred income taxes of $568,000.
Taxes currently payable represent federal alternative minimum taxes of $25,000.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of the Company was held on May 4, 1994. At the meeting, six directors were elected by a vote of holders of Common Stock, as outlined in the Company's Proxy Statement related to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees:

                                       In Favor              Withheld      Broker Non-Votes         Abstaining
                                -------------------    ------------------  -----------------      ----------------
    Nominee       Votes Cast       Votes        %        Votes        %      Votes        %        Votes       %
- - --------------    ----------    -----------   -----    ---------    -----  ---------     ---     ---------    ---
Mr. Flores        33,060,236    30,933,401   70.64%    2,126,835    4.86%      --          --        --        --
Mr. Keyes         33,060,236    30,933,501   70.64%    2,126,735    4.86%      --          --        --        --
Mr. Linneman      33,060,236    30,933,501   70.64%    2,126,735    4.86%      --          --        --        --
Mr. McMahon       33,060,236    30,933,501   70.64%    2,126,735    4.86%      --          --        --        --
Mr. Newman        33,060,236    30,929,501   70.63%    2,130,735    4.87%      --          --        --        --
Mr. Winokur       33,060,236    30,933,501   70.64%    2,126,735    4.86%      --          --        --        --

The final item voted upon at the meeting was ratification of the appointment of KPMG Peat Marwick as independent certified public accountants of the Company and its subsidiaries for 1994, with votes cast as follows:

                                   In Favor              Against        Broker Non-Votes          Abstaining
                            --------------------   -----------------    ------------------    ------------------
             Votes Cast        Votes        %        Votes       %        Votes        %        Votes        %
             ----------     -----------   -----    ---------   -----    ---------    -----    ---------    -----
             33,239,523     33,192,506   75.79%    18,570      0.04%         --        --     28,447       0.06%


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

            None.

(b)     Reports on Form 8-K:

            No reports on Form 8-K were filed during the second quarter of 1994.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MARINE DRILLING COMPANIES, INC.
                                     (Registrant)



Date:    August 2, 1994              By /s/ William H. Flores
                                        William H. Flores
                                        Senior Vice President -
                                        Chief Financial Officer and Director
                                        (Principal Financial Officer)



Date:    August 2, 1994              By /s/ Joan R. Smith
                                        Joan R. Smith
                                        Vice President, Controller and Secretary
                                        (Principal Accounting Officer)