Form 10-Q
period 1994-09-30
MARINE DRILLING COMPANIES INC
filed 1994-10-25
CIK 860521

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ________________________

                                   FORM 10-Q

                                   (MARK ONE)

                   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                                      OR
                   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934.

 FOR THE TRANSITION PERIOD FROM ___________________   TO   ___________________


                        COMMISSION FILE NUMBER:  0-18309
                            ________________________

                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


                     TEXAS                        74-2558926
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)      Identification Number)


14141 SOUTHWEST FREEWAY, SUITE 2500, SUGAR LAND, TEXAS       77478-3435
 (Address of principal executive offices)                    (Zip Code)


           Registrant's telephone number, including area code: (713) 491-2002



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X ___.    ___.

         The number of shares of Common Stock, $.01 par value, outstanding at September 30, 1994 was 43,870,131.

                        MARINE DRILLING COMPANIES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

Item 1.         Index to Financial Statements
                  Consolidated Balance Sheets --
                  September 30, 1994 and December 31, 1993  . . . . . . . . . . .            1

                  Consolidated Statements of Operations --
                  Three and Nine Months Ended September 30, 1994 and 1993   . . .            2

                  Consolidated Statements of Cash Flows --
                  Nine Months Ended September 30, 1994 and 1993   . . . . . . . .            3

                  Notes to Consolidated Financial Statements  . . . . . . . . . .            5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . .            7


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .           15

Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .           15


SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16








                                      (i)

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       1994               1993
                                                                                   -------------       ------------
                    ASSETS

Current Assets:
  Cash and cash equivalents                                                        $     14,277        $     21,969
  Short-term investments                                                                 17,394                  --
  Accounts receivable - trade and other, net                                             14,085              19,356
  Other current assets                                                                    1,091                 854
                                                                                   ------------        ------------
          Total current assets                                                           46,847              42,179
Property and Equipment                                                                   89,121              87,140
  Less accumulated depreciation                                                          11,003               5,295
                                                                                   ------------        ------------
          Property and equipment, net                                                    78,118              81,845
Other assets                                                                                685                 147
                                                                                   ------------        ------------
                                                                                   $    125,650        $    124,171
                                                                                   ============        ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                            $      3,756        $      8,647
  Employer's liability claims, current                                                    1,312               1,443
                                                                                   ------------        ------------
          Total current liabilities                                                       5,068              10,090
Employer's Liability Claims, non-current                                                  2,203               2,288
Deferred Income Taxes                                                                     7,572               5,376
Commitments and contingencies
Shareholders' Equity:
  Common stock, par value $.01.  Authorized 200,000,000
     shares; issued and outstanding 43,870,131 and
     43,682,668 shares as of September 30, 1994 and
     December 31, 1993, respectively                                                        439                 437
  Common stock restricted                                                                  (953)               (844)
  Additional paid-in capital                                                             91,979              91,801
  Retained earnings from January 1, 1993                                                 19,342              15,023
  Accumulated deficit of $49,572 as of December 31, 1992
     eliminated in quasi-reorganization                                                      --                  --
                                                                                   ------------        ------------
          Total shareholders' equity                                                    110,807             106,417
                                                                                   ------------        ------------
                                                                                   $    125,650        $    124,171
                                                                                   ============        ============





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                ------------------------------       ------------------------------
                                                    1994             1993                1994              1993
                                                ------------     ------------        ------------      ------------
Revenues                                        $     17,393      $     20,906       $     52,438      $     58,681

Costs and Expenses:
  Contract drilling                                   13,112            10,854             38,052            32,945
  Depreciation and amortization                        1,953             1,310              5,727             3,927
  General and administrative                             962             2,910              2,817             6,920
                                                ------------     -------------       ------------      ------------
                                                      16,027            15,074             46,596            43,792
                                                ------------     -------------       ------------      ------------
     Operating income                                  1,366             5,832              5,842            14,889
                                                ------------     -------------       ------------      ------------
Other Income (Expense):
  Interest expense                                        --               (83)                --              (580)
  Interest income                                        427               219                781               296
  Other income (expense)                                 (60)              103                 21               138
                                                ------------     -------------       ------------      ------------
                                                         367               239                802              (146)
                                                ------------     -------------       ------------      ------------
Income before income taxes                             1,733             6,071              6,644            14,743
Income taxes                                             606             2,223              2,325             5,172
                                                ------------     -------------       ------------      ------------
Net income                                      $      1,127     $       3,848       $      4,319      $      9,571
                                                ============     =============       ============      ============
Income per common share                         $       0.03     $        0.09       $       0.10      $       0.24
                                                ============     =============       ============      ============
Weighted average common shares
  outstanding                                     43,829,717        43,416,551         43,797,028        40,044,935
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                         1994              1993
                                                                                     ------------      ------------

Cash Flows From Operating Activities:

  Net income                                                                         $      4,319      $      9,571
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                       5,727             3,927
        Deferred income taxes                                                               2,196             2,452
        Pre-quasi-reorganization net operating loss
          carryforwards                                                                        --             1,393
        Gain on disposition of equipment                                                     (476)             (451)
        Accrual of compensation expense, net                                                  306               171
        Changes in operating assets and liabilities:
          Receivables                                                                       5,271            (2,251)
          Other current assets                                                               (237)              (52)
          Payables, accrued expenses and employer's
             liability claims                                                              (4,726)            5,218
          Other                                                                            (1,154)               --
                                                                                     ------------      ------------
             Total adjustments                                                              6,907            10,407
                                                                                     ------------      ------------
             Net cash provided by operating activities                                     11,226            19,978
                                                                                     ------------      ------------
Cash Flows From Investing Activities:
  Purchase of short-term investments, net                                                 (17,394)               --
  Purchase of equipment                                                                    (2,076)           (4,632)
  Proceeds from disposition of equipment                                                      552               546
                                                                                     ------------      ------------
             Net cash used in investing activities                                        (18,918)           (4,086)
                                                                                     ------------      ------------
Cash Flows From Financing Activities:
  Proceeds from sale of common stock                                                           --            28,200
  Issuance cost of sale of common stock                                                        --              (422)
  Payments of debt                                                                             --           (21,280)
  Proceeds from exercise of stock options                                                      --                 5
                                                                                     ------------      ------------
             Net cash provided by financing activities                                         --             6,503
                                                                                     ------------      ------------
             Net increase (decrease) in cash and cash
                equivalents                                                                (7,692)           22,395
Cash and cash equivalents at beginning of period                                           21,969             9,173
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $     14,277      $     31,568
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                         1994              1993
                                                                                     ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                                                                      $         --      $        580
  Income taxes paid                                                                  $        416      $        293

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of 83,000 shares of restricted common
     stock                                                                           $        415      $         --
  Issuance of 285,000 shares of restricted common
     stock                                                                           $         --      $        465
  Issuance of 115,713 shares to employee retirement
     plan                                                                            $        605      $         --
  Restricted stock forfeitures of 11,250 shares                                      $         37      $         --
  Receivable related to sale of 5,000,000 shares of
      common stock                                                                   $         --      $     28,200
  Accrued expenses associated with sale of common
     stock                                                                           $         --      $        400





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      RECLASSIFICATION OF ACCOUNTS

         Certain reclassifications have been made to the 1993 consolidated financial statements to conform with the 1994 presentation.

(3)      INCOME TAXES

         Income taxes consist of the following:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                     ---------------------------      ---------------------------
                                                         1994            1993             1994           1993
                                                     ------------    ------------     ------------   ------------
                                                                              (IN THOUSANDS)
        Current:
           U.S. federal . . . . . . . . . . . . . .   $       47     $      116       $       128    $        281
           State  . . . . . . . . . . . . . . . . .           --             12                 1              12
           Foreign  . . . . . . . . . . . . . . . .           --            254                --           1,034
                                                      ----------     ----------       -----------    ------------
                                                              47            382               129           1,327
                                                      ----------     ----------       -----------    ------------
        Other:
           U.S. federal -- deferred                          559          1,022             2,196           2,452
           Pre-quasi-reorganization net
             operating loss carryforwards   . . . .           --            819                --           1,393
                                                      ----------     ----------       -----------    ------------
                                                             559          1,841             2,196           3,845
                                                      ----------     ----------       -----------    ------------
        Total tax provision   . . . . . . . . . . .   $      606     $    2,223       $     2,325    $      5,172
                                                      ==========     ==========       ===========    ============


         For the nine months ended September 30, 1994, the effective tax rate for financial reporting purposes approximates the U.S. federal statutory rate of 35%.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)


                 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1994 and December 31, 1993 are presented below.

                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                    1994                 1993
                                                                               --------------       --------------
                                                                                          (IN THOUSANDS)
        Deferred tax assets:
           Net operating loss carryforwards . . . . . . . . . . . . . . . .    $     29,519         $      33,312
           Investment tax, general business and foreign tax
             credit carryforwards   . . . . . . . . . . . . . . . . . . . .          15,463                15,463
           Employer's liability claims  . . . . . . . . . . . . . . . . . .           1,230                 1,306
           Allowance for bad debts  . . . . . . . . . . . . . . . . . . . .              22                   166
                                                                               ------------         -------------
           Total gross deferred tax assets  . . . . . . . . . . . . . . . .          46,234                50,247
           Less valuation allowance . . . . . . . . . . . . . . . . . . . .         (40,741)              (42,209)
                                                                               ------------         -------------
           Net deferred tax assets  . . . . . . . . . . . . . . . . . . . .           5,493                 8,038
                                                                               ------------         -------------
        Deferred tax liabilities:
           Plant and equipment, principally due to differences
             in depreciation  . . . . . . . . . . . . . . . . . . . . . . .          11,269                11,393
           Deferred intercompany gains and losses . . . . . . . . . . . . .           1,796                 2,021
                                                                               ------------         -------------

           Total gross deferred tax liabilities . . . . . . . . . . . . . .          13,065                13,414
                                                                               ------------         -------------

           Net deferred tax liability . . . . . . . . . . . . . . . . . . .    $      7,572         $       5,376
                                                                               ============         =============

(4)     SHORT-TERM INVESTMENTS

        Short-term investments are carried at amortized cost, which approximates market as of September 30, 1994. They consist of U.S. government or agency issues, certificates of deposit and corporate paper, and are generally held to maturity.

(5)     NET INCOME PER COMMON SHARE

        Net income per common share for the nine months ended September 30, 1994 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company, through its predecessors, has been engaged since 1966 in offshore contract drilling of oil and gas wells for independent and major oil and gas companies. The Company currently operates in the U.S. Gulf of Mexico and the Bay of Campeche offshore Mexico. As of the date of this report, the Company operated a fleet of twelve mobile offshore jack-up drilling rigs consisting of four independent leg cantilever jack-ups and eight mat supported jack-ups. During October 1994, the Company entered into an agreement to purchase the MARINE 3, a 262 foot water depth mat slot jack-up. The Company has chartered that rig since February 1993 and the charter was scheduled to terminate in February 1995. As of the date of this report, eleven of the Company's twelve rigs were located in the U.S. Gulf of Mexico and one was in the Bay of Campeche.

        The Company was incorporated in Texas in January 1990 and was significantly restructured and recapitalized in 1992 and early 1993 (the "Recapitalization"). The principal executive offices of the Company are located at 14141 Southwest Freeway, Suite 2500, Sugar Land, Texas 77478-3435 and the telephone number of such offices is (713) 491-2002. References to the ''Company'' herein include Marine Drilling Companies, Inc. and its subsidiaries unless the context otherwise requires.

        The Company's strategy is to strive to maintain its position as a significant provider of offshore drilling services in its present markets and to diversify, insofar as financially and operationally practicable, into other international markets. The Company has commenced a program to upgrade the operational capabilities of eight of its rigs. The Company also intends to actively pursue the acquisition of additional rigs and to seek business combinations which the Company believes will benefit its shareholders. See "-- Financial Conditions -- Liquidity and Capital Resources."

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

        The Company's drilling revenues depend upon rig utilization and pricing. These variables are affected by competitive conditions and the amount of exploration and development activity conducted by oil and gas companies. This activity is strongly influenced by the current and projected prices of oil and natural gas. The Company believes that, although natural gas prices have recently weakened, the long-term outlook for natural gas prices remains relatively positive and such outlook is favorable for offshore drilling activity. Oil prices, however, began to weaken in October 1993 and this weakness is believed by the Company to have contributed to lower levels of offshore drilling in early 1994.

    U.S. Gulf of Mexico

        From January 1992 through October 1994, natural gas prices have been volatile with prices ranging from a low near $1.00 in January 1992 to a high of approximately $2.57 in October 1992 to approximately $1.34 as of the date of this report. As of January 1992, there were 77 contracted jack-up rigs in the U.S. Gulf of Mexico and the number declined until early May 1992 when the number of contracted jack-up rigs reached a 1992 low of 46. Since May 1992, the number of contracted jack-up rigs has generally increased, reaching its highest level since 1990, 116 rigs as of mid-October 1994.

        The Company believes that the general improvement in natural gas prices from January 1992 through February 1994 had a positive effect on drilling activity in the U.S. Gulf of Mexico. Overall, jack-up rig demand in the U.S. Gulf of Mexico has improved substantially since May 1992, but there can be no assurance that such improvements in drilling activity are indicative of future activity levels or that there will not be a decline in drilling activity in the future. Also, recent weakness in natural gas prices could cause future weakness in jack-up demand. Furthermore, jack-up rigs are mobile and competitors have moved and could move additional rigs from weaker markets to the U.S. Gulf of Mexico or offshore Mexico in the Bay of Campeche, and there are additional non-marketed rigs stacked in the U.S. Gulf of Mexico which, subject to some expenditure, have been or could be reactivated to meet any increase in demand for drilling rigs in the Company's markets. Such rig movements or reactivations could depress pricing levels and adversely affect the supply and demand relationship in the U.S. Gulf of Mexico.

        The Company's third quarter 1994 results were adversely affected by a drop in marketed rig utilization to 92% compared to 99% during the third quarter 1993. Day rates declined when compared to 1993's third quarter and they also reflected a decline from the levels experienced in late 1993. The Company currently expects that jack-up rig demand will increase slightly in the U.S. Gulf of Mexico during the remainder of 1994, however, it also appears that the supply of jack-ups in that market will be more than ample to meet this demand. Under such circumstances, day rates are unlikely to materially improve. Moreover, if the recent weakness in natural gas prices were to adversely affect rig demand, day rates could decrease.

        According to Offshore Data Services, as of October 17, 1994, there were 140 jack-up rigs in the U.S. Gulf of Mexico of which 115 were contracted (an 81% utilization rate). Ownership of these rigs is widely dispersed among a number of drilling contractors. As a result, no one contractor (including the Company) is able to materially affect pricing levels in the U.S. Gulf of Mexico.

    Bay of Campeche, Offshore Mexico

        According to Offshore Data Services, as of October 1, 1994, there were 10 contracted jack-up rigs in the Bay of Campeche compared to 11 contracted jack-up rigs in early December 1992 and 18 in December 1993. These rigs are operated by a variety of U.S.-based and Mexico-based drilling contractors. All of the rigs in the Bay of Campeche are performing drilling services for Petroleos Mexicanos (``Pemex''), the national oil company of the Republic of Mexico. Some of the rigs working for Pemex are subject to contracts between the respective drilling contractors and Pemex. Other rigs are working for turnkey companies which, in turn, have entered into turnkey contracts with Pemex. Two of the Company's rigs worked in the Bay of Campeche for a Mexican turnkey operator, Perforadora Faja de Oro, S.A. de C.V. (``Faja de Oro'') during all or part of 1993. The Company's contracts with Faja de Oro provided for compensation on a ``day work'' basis (and not on a turnkey or fixed price basis) and for each rig to drill three wells. The rigs completed their contracts and returned to the U.S. Gulf of Mexico in September 1993 and January 1994, respectively. In May 1993, the Company entered into a one-year bareboat charter and limited operating contract with Industrial Perforadora de Campeche, S.A. de C.V. (``IPC''), with a six-month renewal at the option of IPC, to provide drilling services in the Bay of Campeche. The rig commenced operations under the contract in May 1993. In April 1994, IPC exercised its six-month renewal option, extending the contract to November 1994, however, IPC could elect to terminate this contract prior to that time. The Company is currently negotiating a possible six-month extension of this contract (to May 1995). The Company considers the Bay of Campeche to be a potentially lucrative market and continues to actively market its fleet in this area.

        Pemex's current activity levels reflect an increase compared to recent years but is currently lower than 1993's levels. If Pemex were to elect to reduce its activity levels further, the Company's operations could be adversely affected. The Company currently has no reason to believe that Pemex will reduce its drilling budgets from their current levels.

        The following table sets forth certain industry and Company historical data for the periods indicated:

                                            THREE MONTHS ENDED          NINE MONTHS ENDED          YEARS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,           DECEMBER 31,
                                           ---------------------       --------------------     ---------------
                                             1994           1993         1994       1993        1993         1992
                                             ----           ----         ----       ----        ----         ----
INDUSTRY(1):

U.S. Gulf of Mexico:
   Total jack-up rigs . . . . . . . .           139           119         134         114          116          121
   Working jack-up rigs . . . . . . .           105            98         100          91           91           59
   Utilization  . . . . . . . . . . .            76%           82%         75%         80%          77%          49%

All other markets:
   Total jack-up rigs . . . . . . . .           253           274         257         280          277          277
   Working jack-up rigs . . . . . . .           189           236         195         241          217          220
   Utilization  . . . . . . . . . . .            75%           86%         76%         86%          78%          79%

COMPANY(2):

   Total jack-up rigs . . . . . . . .            12            11          12          11           11           15
   Working jack-up rigs . . . . . . .            10            10          10          10           10            6
   Utilization  . . . . . . . . . . .            83%           91%         83%         91%          91%          40%
   Non-marketed rigs  . . . . . . . .             1             1           1           1            1            7
   Utilization of marketed rigs . . .            92%           99%         83%         98%          97%          73%

   Average day rates(3) . . . . . . .       $18,616       $23,054     $20,133     $22,292      $23,019      $13,816


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

        During most of 1992, demand for drilling services in the U.S. Gulf of Mexico was generally depressed due primarily to the uncertainty and occasional volatility of oil and gas prices, as well as an oversupply of jack-up drilling rigs. During the latter part of 1992, the demand for drilling services in the U.S. Gulf of Mexico improved markedly from earlier levels, which, combined with a continued decline in the supply of jack-up rigs, resulted in generally higher jack-up rig utilization and day rates. The Company attributes this improvement in demand primarily to the increased price of domestic natural gas during that period. Demand continued to improve during early 1993 due primarily to increased drilling activity in the Bay of Campeche by Pemex, which drilling activity further reduced the supply of jack-up rigs in the U.S. Gulf of Mexico. In addition, demand for jack-up rigs in the U.S. Gulf of Mexico showed general improvement throughout 1993. Oil prices have been generally weaker since October 1993, however, and this weakness is believed by the Company to have contributed to lower levels of offshore drilling in early 1994. Oil prices improved moderately during the second quarter of 1994 and that increase may have a positive effect on offshore drilling activity. The recent weakness in natural gas prices, however, may more than offset any such effect.

        Prior to 1993, the Company derived most of its revenues from contract drilling in the U.S. Gulf of Mexico. During 1993, the Company operated two to three rigs in the Bay of Campeche and received a significant amount of revenues therefrom. As of the date of this report, the Company had one rig operating in the Bay of Campeche.

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

        During the first nine months of 1994, the Company remained profitable, although profits were lower than comparable 1993 results due to the effects of
(i) increased competition in the U.S. Gulf of Mexico which adversely affected utilization and rig pricing in that market, as well as (ii) lower activity levels in the Bay of Campeche.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources

        The Company had working capital at September 30, 1994 of $41,779,000 as compared to working capital of $32,089,000 at December 31, 1993. The improvement in working capital was due primarily to an increase in cash generated by operations. Net cash provided by operating activities was $11,226,000 for the nine months ended September 30, 1994 as compared to net cash provided by operations of $19,978,000 for the nine months ended September 30, 1993, a decrease of 44%. Cash used in investing activities was $18,918,000 for the nine months ended September 30, 1994 which consisted primarily of the purchase of short-term investments compared to cash used in investing activities of $4,086,000 for the nine months ended September 30, 1993. Capital expenditures for the nine months ended September 30, 1994 were $2,076,000, of which approximately $967,000 was used to purchase drill pipe, and the balance was primarily for rig upgrades as discussed below.

        The Company has recently commenced a program to upgrade the operational capabilities of eight of its rigs during the next twelve months at an aggregate cost of approximately $25,000,000. The upgrades consist of (i) converting the power systems of six mechanically powered rigs, (ii) adding top drive to those rigs, (iii) adding a top drive to the MARINE 303, (iv) increasing the water depths of the MARINE 304 and (v) adding a cantilever feature to the MARINE 304. The actual level of expenditures for upgrades which the Company will complete will be dependent upon market conditions and changes in the Company's financial position. The Company recently obtained a $35,000,000 financing commitment from a domestic financial institution which the Company expects to finalize in mid-November 1994. The Company currently intends to utilize that facility to finance the rig upgrade program and to acquire additional rigs.

        On October 3, 1994, the Company and M/V Enterprise Limited Partnership ("MV") entered into an agreement providing for the acquisition by the Company of the MARINE 3, an offshore jack-up drilling rig, for total consideration of $5,500,000 consisting of 1,056,000 shares of common stock, subject to certain adjustments, plus certain additional cash consideration. The acquisition of the rig is expected to be consummated on or about November 21, 1994. In connection with the purchase, the Company and MV entered into a Registration Rights Agreement dated October 3, 1994 whereby the Company agreed, among other things, to register under the Securities Act the shares of Common Stock issued to MV in connection with the acquisition of the rig. The Company currently charters the MARINE 3 from MV pursuant to a two-year bareboat charter dated December 21, 1992. The charter commenced in January 1993 and will be terminated concurrently with the purchase of the rig.

        The Company is also actively pursuing the acquisition of additional rigs to complement its fleet. The Company would likely use debt or equity financing for all or a portion of such rig acquisition costs. At this time the Company cannot predict whether it will be successful in acquiring any additional rigs, and obtaining financing therefor, on terms it finds acceptable.

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

RESULTS OF OPERATIONS --  NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO
                          NINE MONTHS ENDED SEPTEMBER 30, 1993

    Revenues

        Revenues for the nine months ended September 30, 1994 decreased $6,243,000 (11%) from $58,681,000 to $52,438,000 compared to the same period in
1993. The decrease in revenues was the result of three factors -- (i) a 10% decrease in average day rates from $22,292 in 1993 to $20,133 in 1994, (ii) a 10% increase in the average number of marketed rigs from 10 in 1993 to 11 in 1994 and (iii) a decrease in utilization of marketed rigs from 98% in 1993 to 83% in 1994. The decrease in utilization was due to increased competition in the U.S. Gulf of Mexico as previously discussed. See "-- Industry Conditions and Competition." As of September 30, 1994, the Company had one rig in the Bay of Campeche, Mexico. Revenues from the Bay of Campeche market decreased $13,425,000 (71%) from $19,040,000 during the 1993 period to $5,615,000 for the same period in 1994. Revenues from the Bay of Campeche market accounted for 11% of the Company's revenues in 1994 compared to 32% in 1993. Operating income from this market decreased $4,559,000 (67%) from $6,781,000 in the 1993 period to $2,222,000 for the same period in 1994. This decrease is mainly attributable to a decrease in the number of the Company's rigs present in the Bay of Campeche from three rigs as of September 30, 1993 to one rig during the third quarter 1994.

    Costs and Expenses

        Contract drilling expenses for the nine months ended September 30, 1994 increased $5,107,000 (16%) from $32,945,000 to $38,052,000 compared to the same period in 1993. This increase is primarily the result of the addition of two rigs to the Company's active rig fleet in late 1993. The MARINE 225 (formerly the MARINE 1) was refurbished and operated from October 1993 to May 1994 and the MARINE 304 was purchased, refurbished and activated in late 1993.

        Depreciation and amortization expense for the nine months ended September 30, 1994 increased $1,800,000 (46%) from $3,927,000 to $5,727,000 compared to the same period in 1993. The increase resulted primarily from the purchase of the MARINE 304 in August 1993 and the reactivation and refurbishment of the MARINE 225 and the refurbishment of the MARINE 303 in the fourth quarter of 1993.

        General and administrative expenses for the nine months ended September 30, 1994 decreased $4,103,000 (59%) from $6,920,000 to $2,817,000 compared to the same period in 1993. The decrease is primarily the result of one-time executive bonuses accrued for the nine months ended September 30, 1993 of $3,725,000. Excluding the one-time executive bonuses in 1993 of $3,725,000, general and administrative expenses decreased $378,000 (12%) from $3,195,000 to $2,817,000.

    Interest Expense

        There was no interest expense for the nine months ended September 30, 1994 as a result of the Company's repayment of all debt during 1993. Interest expense for the nine months ended September 30, 1993 was $580,000.

    Interest Income

        Interest income for the nine months ended September 30, 1994 increased $485,000 from $296,000 to $781,000 compared to the same period in 1993. The increase was related primarily to increased cash balances resulting from 1993 stock offering proceeds and cash flows from operations, as well as increased interest rates on short-term investments.

    Income Taxes

        Income taxes of $2,325,000 for the nine months ended September 30, 1994 consisted of taxes currently payable of $129,000 and deferred income taxes of $2,196,000. Taxes currently payable represent federal alternative minimum tax of $128,000 and state franchise tax of $1,000.

RESULTS OF OPERATIONS --  THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO
                          THREE MONTHS ENDED SEPTEMBER 30, 1993

    Revenues

        Revenues for the third quarter of 1994 decreased $3,513,000 (17%) from $20,906,000 to $17,393,000 compared to the same period in 1993. The decrease in revenues was the result of three factors -- (i) a 19% decrease in average day rates from $23,054 in 1993 to $18,616 in 1994, (ii) a 10% increase in the average number of marketed rigs from 10 in 1993 to 11 in 1994 and (iii) a decrease in utilization of marketed rigs from 99% in 1993 to 92% in 1994. The decrease in utilization was due to increased competition in the U.S. Gulf of Mexico as previously discussed. See `` -- Industry Conditions and Competition.'' As of September 30, 1994, the Company had one rig in the Bay of Campeche, Mexico. Revenues from the Bay of Campeche market decreased $5,240,000 (75%) from $7,031,000 during the 1993 period to $1,791,000 for the same period in 1994. Revenues from the Bay of Campeche market accounted for 10% of the Company's revenues in the third quarter of 1994 compared to 34% in the third quarter of 1993. Operating income from this market decreased $1,775,000 (74%) from $2,401,000 in the 1993 period to $626,000 for the same period in 1994. This decrease is mainly attributable to a decrease in the number of the Company's rigs present in the Bay of Campeche from three in 1993 to one in 1994.

    Costs and Expenses

        Contract drilling expenses for the third quarter of 1994 increased $2,258,000 (21%) from $10,854,000 to $13,112,000 compared to the same period in
1993. This increase is primarily the result of an increase in rig operating costs and the addition of the MARINE 304 in 1994. The MARINE 304 was purchased in August 1993 and refurbished in the fourth quarter of 1993.

        Depreciation and amortization expense for the third quarter of 1994 increased $643,000 (49%) from $1,310,000 to $1,953,000 compared to the same period in 1993. The increase resulted primarily from the purchase of the MARINE 304 in August 1993 and the reactivation and refurbishment of the MARINE 225 and the refurbishment of the MARINE 303 in the fourth quarter of 1993.

        General and administrative expenses for the third quarter of 1994 decreased $1,948,000 (67%) from $2,910,000 to $962,000 compared to the same period in 1993. The decrease is primarily the result of one-time executive bonuses accrued in the third quarter of 1993 of $1,414,000. Excluding the one-time executive bonuses in 1993 of $1,414,000, general and administrative expenses decreased $534,000 (36%) from $1,496,000 for the third quarter of 1993 compared to $962,000 in the third quarter of 1994. The decrease is a result of higher professional fees and related travel expenses in 1993 related to a stock offering in mid-1993.

    Interest Expense

        There was no interest expense for the third quarter of 1994 as a result of the Company's repayment of all debt during 1993. Interest expense for the third quarter of 1993 was $83,000.

    Interest Income

        Interest income for the third quarter of 1994 increased $208,000 from $219,000 to $427,000 compared to the same period in 1993. The increase was related primarily to increased cash balances resulting from 1993 stock offering proceeds and cash flows from operations, as well as increases in the interest rates on short-term investments.

    Income Taxes

        Income taxes of $606,000 for the third quarter of 1994 consisted of taxes currently payable of $47,000 and deferred income taxes of $559,000.
Taxes currently payable represent federal alternative minimum taxes of $47,000.

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


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

              27 - Financial Data Schedule

(b)     Reports on Form 8-K:

              No reports on Form 8-K were filed during the third quarter of 1994.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARINE DRILLING COMPANIES, INC.
                                        (Registrant)



Date:    October 24, 1994               By   /s/   William H. Flores
                                           _________________________________
                                             William H. Flores
                                             Senior Vice President - Chief
                                             Financial Officer and
                                             Director (Principal Financial
                                             Officer)



Date:    October 24, 1994               By   /s/   Joan R. Smith
                                           _________________________________
                                             Joan R. Smith
                                             Vice President, Controller and
                                             Secretary (Principal
                                             Accounting Officer)

                               Index to Exhibits


Exhibit 27          Financial Data Schedule