Form 10-K
period 1994-12-31
MARINE DRILLING COMPANIES INC
filed 1995-03-08
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                            ------------------------

                                 1994 FORM 10-K
(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                                                  OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934. (NO FEE REQUIRED)


         FOR THE TRANSITION PERIOD FROM              TO               .
                                       --------------  ---------------

                        COMMISSION FILE NUMBER:  0-18309

                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                            74-2558926
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


14141 SOUTHWEST FREEWAY, SUITE 2500, SUGAR LAND, TEXAS       77478-3435
(Address of principal executive offices)                     (Zip Code)

           Registrant's telephone number, including area code:    (713) 491-2002

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of each class                                     Name of each exchange
- -------------------                                      on which registered
COMMON STOCK, $.01 PAR VALUE                            ---------------------
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
                                                    ---      ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [    ]

               AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY
                 NONAFFILIATES ON MARCH 6, 1995 -  $61,127,367.

                  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                         ON MARCH 6, 1995 - 44,096,210.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1)  Proxy Statement for Annual Meeting of Shareholders to be held May 2, 1995
     - Part III
================================================================================

                        MARINE DRILLING COMPANIES, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS



                                                                                                                Page
                                                                PART I                                          ----
Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .    13


                                                               PART II

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters   . . . . . . . . . . . . . .    13
Item 6.    Selected Consolidated Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . .    16
Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   . . . . . .    44


                                                               PART III

Item 10.   Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . .    44
Item 11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44
Item 12.   Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . . . .    44
Item 13.   Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . . . .    44


                                                               PART IV

Item 14.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    52




                                      (i)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Marine Drilling Companies, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Texas in January 1990. Since 1966, the Company or its predecessors has been engaged in offshore contract drilling of oil and gas wells for independent and major oil and gas companies. As of March 6, 1995, the Company owned and operated a fleet of thirteen mobile offshore jack-up drilling rigs, consisting of four independent leg cantilever jack-ups and nine mat supported jack-ups. On that date, eleven of the Company's thirteen rigs were located in the U.S. Gulf of Mexico, one was in the Bay of Campeche and one was in transit to the U.S. Gulf of Mexico from Southeast Asia. The Company currently derives substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and in the Bay of Campeche. The Company's rigs could, with certain modifications, work in other areas, however, the Company's rigs are not suitable for those areas, such as the North Sea, that require hostile environment operating capabilities.

         The Company's strategy is to strive to maintain its position as a significant provider of offshore drilling services in its present markets and to continue to diversify, insofar as financially and operationally practicable, into other international offshore drilling markets. The Company also intends to seek business combinations and to make acquisitions of additional drilling rigs which, over the long term, the Company believes will benefit its shareholders.

         The Company was significantly restructured and recapitalized in 1992 and early 1993 (the "Recapitalization"). See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Recapitalization" for further information.

INDUSTRY CONDITIONS AND COMPETITION

         Demand for offshore drilling services is primarily driven by the economics of oil and gas exploration, development and production, which in turn, are closely tied to oil and gas prices. Since the mid-1980's oil and gas prices have been volatile and generally lower than prices experienced during the early 1980's. As a result, demand for offshore drilling services has been volatile and generally lower than during the early 1980's. In addition, during the late 1970's and early 1980's, the industry built a substantial number of new offshore drilling rigs. The combination of (i) generally lower oil and gas prices, (ii) increased rig supply and (iii) lower demand for offshore drilling services has resulted in many periods of depressed pricing and utilization for most of the world's offshore drilling markets.

         Pricing and rig water depth capabilities are generally the most important competitive factors in the drilling industry. Other competitive factors include the technical capabilities of specialized drilling equipment and personnel, operational experience, rig suitability, efficiency, equipment condition, safety record, reputation and customer relations. The Company believes that it competes favorably with respect to these factors.

         The magnitude of the Company's contract drilling revenues is dependent upon rig utilization and pricing. These variables are affected by competitive conditions and the amount of exploration and development activity conducted by oil and gas companies. As previously stated, this activity is strongly influenced by the current and projected prices of oil and natural gas. To provide a recent historical perspective, oil and gas prices for 1990 through 1994 are set forth in the following graph:

                           OIL AND NATURAL GAS PRICES


                                    [GRAPH]


Five year history of Oil and Natural Gas Prices by quarters from January 1, 1990 through December 31, 1994.


         Measurement            Gas               Oil
         -----------            ---               ---
         Period                 Prices            Prices
         ------                 ------            ------
         1st Qtr 90               $1.80             $21.93
         2nd Qtr 90               $1.39             $18.01
         3rd Qtr 90               $1.33             $25.10
         4th Qtr 90               $1.84             $32.16
         1st Qtr 91               $1.38             $21.05
         2nd Qtr 91               $1.21             $20.84
         3rd Qtr 91               $1.24             $21.70
         4th Qtr 91               $1.68             $21.75
         1st Qtr 92               $1.16             $18.98
         2nd Qtr 92               $1.44             $21.23
         3rd Qtr 92               $1.80             $21.58
         4th Qtr 92               $2.18             $20.53
         1st Qtr 93               $1.84             $19.69
         2nd Qtr 93               $2.03             $19.02
         3rd Qtr 93               $2.03             $16.97
         4th Qtr 93               $2.06             $16.51
         1st Qtr 94               $2.27             $14.74
         2nd Qtr 94               $1.89             $17.66
         3rd Qtr 94               $1.67             $18.47
         4th Qtr 94               $1.54             $17.64


Source:   Offshore Data Services
          Natural Gas Prices -- Offshore Louisiana Spot Gas
          Oil Prices -- West Texas Intermediate



    Worldwide Offshore Market Conditions

         As the following graph illustrates, from the beginning of 1992 to the end of 1994, the number of jack-up rigs available worldwide has declined only slightly (approximately 2.5%). Jack-up rig demand during that period has varied from a low of 257 rigs (64% utilization) during the second quarter of 1992 to a high of 312 rigs (80% utilization). During 1994, the average worldwide supply, demand and utilization of jack-up rigs was 391, 296 and 75%, respectively, as compared to 1993 during which these statistics were 393, 308 and 78%, respectively. Although it would appear that the small variance between the statistics for 1994 and 1993 might imply a minimal decrease in day rates in 1994, other trends emerge due to the mobile nature of jack-up rigs.
As discussed later in this section, there was a significant movement of jack-up rigs during 1993 and 1994 into the U.S. Gulf of Mexico from other worldwide drilling markets. These mobilizations generally occurred for two reasons --
(i) strong natural gas prices throughout 1993 and early 1994 led to increased demand for jack-ups in the U.S. Gulf of Mexico and (ii) oil prices were generally weak during the latter half of 1993 and the first quarter of 1994 which had a depressing effect on the demand for drilling services in many jack-up markets outside the U.S. Gulf of Mexico.

         The following graph includes data regarding worldwide jack-up rig supply (including non-marketed rigs), demand and utilization for 1992 through 1994:


                        WORLDWIDE JACK-UP RIG STATISTICS



                                    [GRAPH]



Statistics for Jack-Up Rigs Worldwide consisting of the total rigs, working rigs, and rig utilization by quarters from January 1, 1992 through December 31, 1994.


         Measurement           Total              Working             Utilization
         -----------           -----              -------             -----------
         Period                Rigs               Rigs                Percentage
         ------                ----               ----                ----------
         1st Qtr 92              401                277                 69%
         2nd Qtr 92              399                257                 64%
         3rd Qtr 92              397                270                 68%
         4th Qtr 92              396                298                 75%
         1st Qtr 93              394                303                 77%
         2nd Qtr 93              394                305                 77%
         3rd Qtr 93              393                310                 79%
         4th Qtr 93              392                312                 80%
         1st Qtr 94              391                295                 75%
         2nd Qtr 94              391                295                 75%
         3rd Qtr 94              392                294                 75%
         4th Qtr 94              391                298                 76%


Source:  Offshore Data Services


         Due to the extremely competitive nature of the offshore drilling business, changes in the demand for drilling services among different markets cause many drilling contractors to react by moving several rigs away from their weaker markets to stronger markets, thereby creating an increased supply of rigs in the stronger market. This increased rig supply in the stronger market will quickly cause day rates to deteriorate unless rig demand increases at or above the rate of growth in rig supply. It seems that the participants in the offshore drilling industry often have a tendency to move too many rigs into the stronger market -- causing it to suffer utilization and day rate deterioration. The tendency of the offshore drilling industry to "over-mobilize" rigs among markets has been exacerbated by the volatile nature of oil and gas prices since the mid-1980's. As the prices of these commodities fluctuate, oil and gas companies quickly adjust their drilling budgets to reflect the changed economics of exploration and production. Thus, a drilling market which is driven primarily by the exploration and production of only one of those commodities will generally see a change in the demand for drilling services triggered by the change in the price of the underlying commodity. These changes in demand for drilling services often occur quickly and can have significant magnitude. For example, the weak price of natural gas during most of 1991 and early 1992 had a significant depressing effect on jack-up demand during 1991 and early 1992.

         During the periods discussed herein, the Company operated primarily in the U.S. Gulf of Mexico and the Bay of Campeche, offshore Mexico. These markets are further discussed below. The profitability of offshore drilling in these markets, as well as most of the world's offshore drilling markets, has been volatile since the mid-1980's and is expected to remain volatile until the supply of jack-up rigs and demand therefor move closer to equilibrium levels. The Company is unable to predict future oil and gas prices or future levels of offshore drilling activity.

    U.S. Gulf of Mexico

         The following graphs illustrate the relationship among working jack-up rigs, jack-up rig utilization and jack-up rig supplies based upon all rigs, as well as "marketed" rigs.

                              U.S. GULF OF MEXICO
                       JACK-UP RIG STATISTICS -- ALL RIGS

                                    [GRAPH]


Statistics for Jack-Up Rigs in the U.S. Gulf of Mexico consisting of the total rigs, working rigs, and rig utilization by quarters from January 1, 1992 through December 31, 1994.

         Measurement           Total             Working          Utilization
         -----------           -----             -------          -----------
         Period                Rigs              Rigs             Percentage
         ------                ----              ----             ----------
         1st Qtr 92              127                 60                 47%
         2nd Qtr 92              123                 47                 38%
         3rd Qtr 92              117                 52                 44%
         4th Qtr 92              117                 76                 65%
         1st Qtr 93              111                 81                 73%
         2nd Qtr 93              112                 87                 78%
         3rd Qtr 93              119                 93                 78%
         4th Qtr 93              125                101                 81%
         1st Qtr 94              127                 92                 72%
         2nd Qtr 94              136                102                 75%
         3rd Qtr 94              139                105                 76%
         4th Qtr 94              141                112                 79%


Source:  Offshore Data Services


                              U.S. GULF OF MEXICO
                    JACK-UP RIG STATISTICS -- MARKETED RIGS


                                    [GRAPH]

Statistics for marketed Jack-Up Rigs in the U.S. Gulf of Mexico consisting of the marketed rigs, working rigs, and rig utilization by quarters from January 1, 1992 through December 31, 1994.

         Measurement           Marketed           Working             Utilization
         -----------           --------           -------             -----------
         Period                Rigs               Rigs                Percentage
         ------                ----               ----                ----------
         1st Qtr 92               96                 60                 63%
         2nd Qtr 92               84                 47                 56%
         3rd Qtr 92               77                 52                 68%
         4th Qtr 92               88                 76                 86%
         1st Qtr 93               91                 81                 89%
         2nd Qtr 93               96                 87                 91%
         3rd Qtr 93              103                 93                 90%
         4th Qtr 93              111                101                 90%
         1st Qtr 94              118                 92                 78%
         2nd Qtr 94              126                102                 81%
         3rd Qtr 94              130                105                 81%
         4th Qtr 94              131                112                 86%


Source:  Offshore Data Services

         The jack-up drilling market in the U.S. Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Indeed, day rates can and have exhibited major changes on relatively small changes in the rig supply and demand situation in this market.

         As illustrated in the preceding graphs, since 1992, demand for jack-up rigs in this market has shown general improvement. Day rates during this period generally increased until late 1993, however, they began to decline thereafter. The decline in day rates during 1994 was due primarily to the supply of marketed jack-up rigs growing faster than the rate of growth of jack-up rig demand. The "Marketed Rigs" graph illustrates the variance in the growth in the supply of marketed rigs versus working rigs. As noted on that graph, during 1992, 1993 and 1994, the average utilization of marketed rigs was approximately 71%, 90% and 81%, respectively. The growth in the marketed jack-up rig supply was due to two factors -- (i) net rig mobilizations into this market and (ii) reactivations (primarily during 1993) of previously noncompetitive rigs.

         In late 1994 and early 1995, the price of natural gas continued to deteriorate due to a mild winter in the U.S. As a result, jack-up rig demand in the U.S. Gulf of Mexico has shown a significant decline since year-end 1994. According to Offshore Data Services, as of February 28, 1995, there were 141 jack-up rigs in the U.S. Gulf of Mexico of which 90 were contracted (a 64% utilization rate). Day rates during early 1995 have also deteriorated and may decline further. Moreover, as previously discussed, jack-up rigs are mobile and competitors could move additional rigs from other markets to the U.S. Gulf of Mexico. In addition, there are additional non-marketed rigs stacked in the U.S. Gulf of Mexico which, subject to some expenditure, have been or could be reactivated. Such movement or reactivation could further depress pricing levels.

    Bay of Campeche, Offshore Mexico

                                BAY OF CAMPECHE
                             JACK-UP RIG STATISTICS



                                   [GRAPH]


Statistics for Jack-Up Rigs in the Bay of Campeche, Offshore Mexico, consisting of the total rigs, working rigs, and rig utilization by quarters from January 1, 1992 through December 31, 1994.

         Measurement            Total               Working         Utilization
         -----------            -----               -------         -----------
         Period                 Rigs                Rigs            Percentage
         ------                 ----                ----            ----------
         1st Qtr 92                8                  8                100%
         2nd Qtr 92                9                  9                100%
         3rd Qtr 92               10                  8                 80%
         4th Qtr 92               11                 11                100%
         1st Qtr 93               19                 17                 89%
         2nd Qtr 93               22                 21                 95%
         3rd Qtr 93               22                 20                 91%
         4th Qtr 93               20                 18                 90%
         1st Qtr 94               19                 17                 89%
         2nd Qtr 94               17                 15                 88%
         3rd Qtr 94               15                 12                 80%
         4th Qtr 94               15                 10                 67%



Source:  Offshore Data Services


         The Bay of Campeche drilling market experienced rapid growth in rig demand during the period from late 1992 to mid-1993. Since that time, the market has shown general deterioration. The Company was able to contract two of its rigs (the MARINE 301 and MARINE 303) into this market in late 1992 and another in mid-1993. The first two rigs completed their contracts in late 1993 and early 1994, respectively, and subsequently returned to the U.S. Gulf of Mexico. The third rig (the MARINE 300) continues to operate in this market at the present time pursuant to extensions of the initial contract. The Company currently expects that contract to expire in June 1995 and intends, if no additional jobs are available in this market at that time, to mobilize that rig to the U.S. Gulf of Mexico or other international markets.

         All of the rigs in the Bay of Campeche are performing drilling services for Petroleos Mexicanos ("Pemex"), the national oil company of the Republic of Mexico. Of the rigs working for Pemex in the Bay of Campeche, some are subject to contracts between the respective drilling contractors and Pemex and the other rigs are working for turnkey companies which, in turn, have entered into turnkey drilling contracts with Pemex. The MARINE 300 is contracted to Industrial Perforadora, S.A. de CV ("IPC") which, in turn, is supplying the rig and its services to Pemex pursuant to a contract between Pemex and IPC.

         Recently, Mexico's currency, the peso, has suffered a significant devaluation. If this devaluation were to adversely affect Pemex's drilling programs, the demand for jack-up rigs in this market could further deteriorate. The Company is unable at this time to predict the effect of this occurrence on the Company's operations.

         The following table sets forth certain industry and Company historical data for the periods indicated:


                                                                       YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                       1994         1993        1992           1991        1990
                                                      ------       ------      ------         ------      ------
INDUSTRY(1):

U.S. Gulf of Mexico:
   Total jack-up rigs . . . . . . . . . . . . .         136          116         121          144         159
   Working jack-up rigs . . . . . . . . . . . .         103           91          59           91         120
   Utilization  . . . . . . . . . . . . . . . .          76%          77%         49%          63%         76%

All other markets:
   Total jack-up rigs . . . . . . . . . . . . .         255          277         277          266         257
   Working jack-up rigs . . . . . . . . . . . .         192          217         217          235         224
   Utilization  . . . . . . . . . . . . . . . .          75%          78%         78%          88%         87%

COMPANY(2):

   Total jack-up rigs(3)  . . . . . . . . . . .          12           11          15           21          22
   Working jack-up rigs . . . . . . . . . . . .          10           10           6           12          16
   Utilization  . . . . . . . . . . . . . . . .          83%          91%         40%          56%         71%
   Non-marketed rigs  . . . . . . . . . . . . .           1            1           7            5           3
   Utilization of marketed rigs . . . . . . . .          87%          97%         73%          73%         84%

   Average day rates(4) . . . . . . . . . . . .    $ 19,686      $23,019     $13,816      $15,547     $15,141


(1)  Average of weekly data published by Offshore Data Services.

(2) The numbers included in the table represent the average number of rigs (rounded to the nearest whole number) operated by the Company for the periods indicated.

(3) From January 1 to March 12, 1990, the Company operated 16 rigs. In March 1990, the Company acquired four additional rigs and assumed charter agreements covering three additional rigs. The Company's rig fleet was substantially reduced during 1991 and 1992. See Item 2 "Properties -- Rig Fleet."

(4) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract during that period.

DRILLING OPERATIONS AND CUSTOMERS

         Most of the Company's drilling contracts provide for compensation on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. The Company does not market its rigs under fixed price or turnkey contracts. In recent years, the Company's rigs have generally been contracted on a well-to-well basis due to highly competitive conditions. In early 1993, however, the Company obtained longer term contracts in Mexico, including two multi-well contracts and a one-year contract with extensions. To the extent available, the Company will continue to focus upon obtaining, both foreign and domestic, additional term contracts in the future.

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

EMPLOYEES

         As of March 6, 1995, the Company had approximately 670 employees. The number of employees varies throughout the year depending on the level of drilling activity. The Company considers relations with its employees to be good. None of the Company's employees is presently represented by labor unions.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age (as of December 31, 1994) and offices currently held by each of the executive officers of the Company are shown in the table below. Each officer is elected by the Board of Directors for a term of office extending until the meeting of the Board of Directors which follows the next annual meeting of shareholders or until his successor has been elected and qualified, unless otherwise removed.

         NAME                                  AGE                  POSITION WITH THE COMPANY
         ----                                  ---                  -------------------------
         William O. Keyes                      65                   Chairman of the Board, President and
                                                                    Chief Executive Officer(1)

         William H. Flores                     40                   Senior Vice President, Chief Financial Officer
                                                                    and Assistant Secretary(2)

         Gerald T. Greak                       54                   Senior Vice President--Engineering(3)

         Hugh L. Adkins                        47                   Senior Vice President--Operations Manager(4)

         Joan R. Smith                         39                   Vice President, Controller and Secretary(5)


(1) William O. Keyes has served as Chairman of the Board, President and Chief Executive Officer of the Company since December 1991 and as Vice Chairman of the Board from March 1990 to December 1991. Prior thereto, he was sole director, sole shareholder and President of Keyes Offshore, Inc. from October 1977 to March 1990.
(2) William H. Flores has served as Senior Vice President, Chief Financial Officer and Assistant Secretary of the Company since March 1990.
         Prior thereto, he served as Vice President--Finance for Keyes Offshore, Inc. from December 1986 to March 1990.
(3) Gerald T. Greak has served as Senior Vice President--Engineering of the Company since October 1994, as Senior Vice President--Marketing from July 1991 to October 1994 and as Vice President from March 1990 to July 1991. Prior thereto, he served as Vice President--Engineering of Keyes Offshore, Inc. from 1980 to March 1990.
(4) Hugh L. Adkins has served as Senior Vice President and Operations Manager of the Company since March 1994, as Vice President and Operations Manager of the Company from February 1992 to March 1994 and as Safety Manager of the Company from August 1990 to February 1992. Prior thereto, he was employed by Norton Drilling Company as Drilling Superintendent and Division Manager from May 1989 to August 1990 and by M. A. Hanna Company, Midland South West Division, as Vice President- Drilling and Production from May 1984 to May 1989.
(5) Joan R. Smith has served as Vice President, Controller and Secretary since February 1993 and as Controller and Assistant Secretary from February 1991 to February 1993 . Prior thereto, she was employed by the U.S. Securities and Exchange Commission in the Division of Corporation Finance from March 1990 to February 1991 and as Controller and Secretary for Enercap Corporation from July 1985 to March 1990.

ITEM 2.  PROPERTIES

RIG FLEET

         All of the Company's rigs are jack-up rigs, which are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. The Company owns and operates thirteen rigs, nine of which are mat supported rigs (i.e., they have a lower hull attached to the rig legs) and four are of independent leg design. Five of the mat supported rigs and one of the independent leg rigs are slot type jack-up units which are configured for the drilling operations to take place through a slot in the hull. The Company's other four mat supported rigs and three of the independent leg rigs have a cantilever feature which allows the extension of the drilling equipment over a customer's platform to perform development drilling or workover operations.
The Company's rigs are currently capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 200 to 300 feet. Three of the Company's rigs are presently configured to work in international markets outside the U.S. Gulf of Mexico. The Company's other rigs could, if applicable modifications were made and certifications obtained, operate in certain non-hostile areas outside of their current markets. The Company believes that all of its rigs are in good operating condition and have been well maintained.

[PICTURE]

Mat Supported Rig -- This type of rig consists of a floating upper hull with three legs which are attached to a lower hull commonly referred to as a mat. After being towed to the drilling location, the legs are lowered until the mat contacts the seabed and the upper hull is jacked to the desired elevation above sea level. One advantage of mat supported rigs is the ability to operate in areas having soft seabed conditions where independent leg rigs are prone to have excessive penetration and subject to leg damage.





Independent Leg Rig -- This type of rig consists of a floating hull with three independent elevated legs. After being towed to the drilling location, the legs are lowered until they penetrate the seabed and the hull is jacked to the desired elevation above sea level.

[PICTURE]

         The following table describes the Company's drilling rigs as of February 24, 1995:

                                                                YEAR OF
                                                             CONSTRUCTION     RATED     RATED
                                                               OR REFUR-      WATER    DRILLING
     NAME OF RIG           MAKE/DESIGN             TYPE        BISHMENT       DEPTH     DEPTH          LOCATION
- ----------------------   ----------------       ----------   -------------    -----     -----      -------------------
Independent Leg Rigs:

MARINE 300 (a)(b)(d)     F&G*/L780 MOD II       Cantilever        1981         250'     30,000'    Bay of Campeche
MARINE 301 (c)           F&G*/L780 MOD II       Cantilever        1981         300'     25,000'    U.S. Gulf of Mexico
MARINE 303               F&G*/L780 MOD II       Cantilever        1982         300'     30,000'    U.S. Gulf of Mexico
MARINE 304 (c)(d)        MLT**                  Slot              1993 (e)     300'     30,000'    U.S. Gulf of Mexico


Mat Supported Rigs:

MARINE 3                 Bethlehem/262          Slot              1974         262'     25,000'    U.S. Gulf of Mexico
MARINE 4                 Bethlehem/250          Slot              1975         250'     25,000'    U.S. Gulf of Mexico
MARINE 15                Baker Marine/250       Slot              1981         250'     25,000'    U.S. Gulf of Mexico
MARINE 16                Bethlehem/250          Slot              1981         250'     20,000'    U.S. Gulf of Mexico
MARINE 17                Bethlehem/200          Cantilever        1981         200'     20,000'    U.S. Gulf of Mexico
MARINE 18                Bethlehem/250          Cantilever        1982         250'     20,000'    U.S. Gulf of Mexico
MARINE 200               Bethlehem/200          Cantilever        1981         200'     20,000'    U.S. Gulf of Mexico
MARINE 201 (c)(d)        Bethlehem/200          Cantilever        1981         200'     20,000'    In transit (f)
MARINE 225               Bethlehem/225          Slot              1993 (g)     225'     20,000'    U.S. Gulf of Mexico
- --------------------


(a)  Can be modified to provide for 300 foot water depth capacity.
(b)  Designed to operate in environmentally sensitive areas such as Mobile Bay.
(c)  Equipped with top drive drilling system.
(d)  Configured for international operations.
(e)  Year of construction -- 1976
(f)  In transit from Singapore to the U.S. Gulf of Mexico
(g)  Year of construction -- 1969
 *   Friede & Goldman.
**   Marathon LeTourneau

     The Company's fleet was substantially reduced in 1991 and 1992, during which the Company reduced the number of rigs from twenty-one to eleven. See
Item 7 " -- The Recapitalization." In August 1993, the Company acquired and refurbished the MARINE 304. Later in 1993, the Company refurbished and reactivated the MARINE 225 (previously named the MARINE 1). During the fourth quarter of 1994, the Company acquired the MARINE 3 (which the Company had chartered from its former owner since early 1993) for approximately $5,500,000. In addition, the Company acquired the MARINE 201 in December 1994 for approximately $7,000,000.

OTHER PROPERTY

         The Company leases approximately 28,000 square feet of office space in Sugar Land, Texas for its headquarters. Due to the pending expiration of this lease in May 1995, the Company has leased approximately 19,000 square feet in an office building in Sugar Land and plans to move thereto in April 1995. In addition, the Company leases a warehouse, storage and repair facility, including approximately 31 acres of land and 60,000 square feet of buildings, in Rosharon, Texas (near Houston).

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

                                                          1994                               1993
                                                   ------------------               --------------------
                                                    HIGH         LOW                  HIGH          LOW
                                                   ------       -----               --------       -----
              First Quarter   . . . . . . .         6 3/4       4 5/8                4 1/2         1 1/4
              Second Quarter  . . . . . . .         6 1/8       4 3/8                10            4
              Third Quarter   . . . . . . .         6 1/8       4 1/2                8 1/4         5 7/8
              Fourth Quarter  . . . . . . .         4 3/4       2 5/8                8 5/8         3 7/8


         The last sale price of the Common Stock as reported by the Nasdaq Stock Market on March 6, 1995 was $2 5/8 per share and there were approximately 500 holders of record.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended December 31, 1994 are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

                                                               AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------
                                                       1994         1993         1992         1991       1990(2)
                                                    ---------    ---------    ---------    ---------    --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
 Drilling revenues  . . . . . . . . . . . . . . . . $  70,597    $  82,998    $  31,621    $  66,686    $  85,863
 Drilling expenses  . . . . . . . . . . . . . . . .    50,575       45,330       29,189       58,117       72,842
 Depreciation and amortization  . . . . . . . . . .     7,733        5,312       12,315       17,240       18,956
 General and administrative   . . . . . . . . . . .     4,376        8,999        6,903        9,786        8,969
 Rig writedown  . . . . . . . . . . . . . . . . . .        --           --       68,320(3)        --           --
 Operating income (loss)  . . . . . . . . . . . . .     7,913       23,357      (85,106)     (18,457)     (14,904)
 Interest income (expense), net   . . . . . . . . .     1,280          (62)      (9,628)     (13,291)     (12,598)
 Income (loss) before income taxes
   and extraordinary items  . . . . . . . . . . . .     9,123       23,301      (91,327)     (34,462)     (29,251)
 Income tax expense   . . . . . . . . . . . . . . .     3,193        8,278           40           --           --
 Gains on early extinguishments
   of debt  . . . . . . . . . . . . . . . . . . . .        --           --      104,523(4)        --           --
 Net income (loss)  . . . . . . . . . . . . . . . . $   5,930      $15,023      $13,156     $(34,462)    $(29,251)
 Weighted average common shares
   outstanding (5)  . . . . . . . . . . . . . . . .    43,819       40,936        5,823          753          618

PER SHARE DATA(1):
 Income (loss) per common share before
   extraordinary items (6)  . . . . . . . . . . . . $    0.14    $    0.37    $  (16.84)   $  (56.29)   $  (58.37)
 Extraordinary gains per common
   share  . . . . . . . . . . . . . . . . . . . . .        --           --        17.95           --           --
 Net income (loss) per common
   share (6)  . . . . . . . . . . . . . . . . . . . $    0.14    $    0.37    $    1.11    $  (56.29)   $  (58.37)

BALANCE SHEET DATA(1):
 Cash and cash equivalents  . . . . . . . . . . . . $  18,872    $  21,969    $   9,173    $   4,503    $  20,995
 Short-term investments   . . . . . . . . . . . . .    18,137           --           --           --           --
 Working capital (deficit)  . . . . . . . . . . . .    48,413       32,089         (846)(7)  (77,063)(7)   17,478
 Total assets   . . . . . . . . . . . . . . . . . .   143,215      124,171       92,228      247,788      293,201
 Long-term debt   . . . . . . . . . . . . . . . . .    15,000           --        5,123 (7)   59,702 (7)  140,672
 Deferred income taxes  . . . . . . . . . . . . . .     8,365        5,376           --           --           --
 Preferred stock  . . . . . . . . . . . . . . . . .        --           --           --       57,233       49,296
 Shareholders' equity   . . . . . . . . . . . . . .   112,731      106,417       60,695       26,741       67,954
- --------------------


                                                   (see notes on following page)

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

(2) Reflects the business combination (the "Keyes Merger") effected on March 13, 1990 of the Company's predecessor, Marine Drilling Company, and certain entities (the "Keyes Entities"). The statement of operations data includes the Keyes Entities from March 1, 1990.

(3) In connection with the Recapitalization, during 1992, the Company recorded a rig writedown of $68,320,000 related to the transfer of seven rigs to MarAd and the writedown of four other rigs to net realizable value.

(4) During the second quarter of 1992, the Company paid a lender $500,000 in connection with the Bank One Transaction and recorded early extinguishment of debt of $13,942,000 and a related gain on early extinguishment of debt of $13,442,000. Additionally, during the third quarter of 1992, the Company recorded the discharge of debt of $52,106,000 and a related early extinguishment gain of $45,406,000 pursuant to the Storm Drilling Restructuring. During the fourth quarter of 1992, the Company recorded an extraordinary gain of $45,675,000 and issued 4,994,752 shares of Common Stock at a value of $1.25 per share, or $6,244,000, in connection with the Chase Exchange. Total debt discharged and related early extinguishment gains during the year ended December 31, 1992 were $117,967,000 and $104,523,000, respectively. See "The Recapitalization" included in Item 7 of this report.

(5) Income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Net income per common share for the years ended December 31, 1994 and 1993 do not include the effect of outstanding stock options as the potential dilution from their exercise is less than three percent.

(6) For the years ended December 31, 1992, 1991 and 1990, net income (loss) per common share includes $1.15, $10.54 and $11.01, respectively, per share of Common Stock attributable to dividends on and discount accretion of Old Preferred Stock. On October 29, 1992, the Company's Old Preferred Stock was reclassified into 19,369,893 shares of Common Stock.

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

    Overview

         During most of 1992, demand for drilling services in the U.S. Gulf of Mexico was generally depressed due primarily to the uncertainty and occasional volatility of oil and gas prices, as well as an oversupply of jack-up drilling rigs. During the latter part of 1992, the demand for drilling services in the U.S. Gulf of Mexico improved markedly from earlier levels, which, combined with a continued decline in the supply of jack-up rigs, resulted in generally higher jack-up rig utilization and day rates. The Company attributes this improvement in demand primarily to the increase in the price of domestic natural gas during that period. Market conditions continued to improve during early 1993 due primarily to increased drilling activity in the Bay of Campeche by Pemex. This increased drilling activity further reduced the supply of jack-up rigs in the U.S. Gulf of Mexico. In addition, demand for jack-up rigs in the U.S. Gulf of Mexico showed general improvement throughout 1993. During 1994, oil prices showed general improvement from the levels experienced in late 1993; gas prices, however, experienced a general decline during the last three quarters. In 1994, demand for offshore drilling services worldwide was generally lower than in 1993 due to the prices of these commodities. Jack-up rig demand in the U.S. Gulf of Mexico was somewhat stronger in 1994 compared to 1993, but jack-up rig demand in the Bay of Campeche was generally weaker. Both markets, however, had an excess supply of rigs available for work in 1994.

    The Company

         Prior to 1993, the Company derived most of its revenues from contract drilling in the U.S. Gulf of Mexico. During 1993, the Company operated two to three rigs in the Bay of Campeche and received a significant amount of revenues therefrom. During 1994, the Company had one rig operating in this market. See
Note 9 to the Company's Consolidated Financial Statements included in Item 8 of this report.

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

         The Company's results in 1994 reflected the impact of increased competition in the U.S. Gulf of Mexico and reduced activity levels in Mexico's Bay of Campeche. Increased competition in the U.S. Gulf of Mexico was due to
(i) an influx of jack-up rigs into that market from other markets, (ii) an increased supply of marketed rigs due to reactivations of previously noncompetitive rigs and (iii) lower than expected growth in jack-up demand due to generally lower natural gas prices. Even though demand for jack-ups in the U.S. Gulf of Mexico grew by approximately 14% (1994 vs. 1993), the supply of marketed jack-ups grew by 26% during that period. The effects of this increased competition in that market included generally lower utilization and day rates experienced by the Company and most of the other competitors in this market.

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

                                                           SHARES OF               OLD
                                                            COMMON              PREFERRED
                                                           STOCK(1)             STOCK(2)             DEBT(3)
                                                         ------------         ------------         -----------
                                                                         (DOLLARS IN THOUSANDS)
         Balances as of January 1, 1992 . . . . . .          753,546          $ 57,233              $ 148,295

         Recapitalization transactions --
           Bridge Loan  . . . . . . . . . . . . . .             --                 --                   4,000
           Bank One Transaction   . . . . . . . . .             --                 --                 (12,901)
           Marine 200 Restructuring   . . . . . . .             --                 --                  (7,471)
           Chemical Bank Restructuring  . . . . . .             --                 --                  (4,070)
           First City Redemption  . . . . . . . . .             --                 --                  (4,205)
           Chemical Bank Extension  . . . . . . . .             --                 --                  (4,184)
           Storm Drilling Restructuring   . . . . .             --                 --                 (47,841)
           Preferred Stock Reclassification   . . .       19,369,893            (57,233)                 --
           Chase Exchange   . . . . . . . . . . . .        4,994,752               --                 (46,801)
           Bridge Loan Exchange   . . . . . . . . .        3,270,054               --                  (4,000)
           Rights Offering  . . . . . . . . . . . .        9,638,214               --                    --
                                                        ------------         ----------           -----------

                                                          38,026,459               --                  20,822
         Other cash payments of debt  . . . . . . .             --                 --                  (8,001)
                                                        ------------         ----------           -----------
         Balances as adjusted as of
           March 31, 1993   . . . . . . . . . . . .       38,026,459 (4)     $     --             $    12,821
                                                          ==========         ==========           ===========
- --------------------


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

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

    Historical Information

         The Company had positive working capital at December 31, 1994 of $48,413,000 as compared to working capital of $32,089,000 at December 31, 1993. The change in working capital was due primarily to borrowings under a credit facility and cash generated by operations, net of capital expenditures.

         Net cash provided by operating activities was $14,858,000 in 1994 and $23,493,000 in 1993 as compared to net cash used in operations of $6,254,000 during 1992. Non-cash items included in the Company's Statement of Cash Flows in 1992 consist of extraordinary gains on debt extinguishment of $104,523,000 and writedowns of rigs of $68,320,000.

         Cash provided by or (used in) investing activities was $(32,968,000), $(17,772,000) and $677,000 during 1994, 1993 and 1992, respectively. Cash used in investing activities reflected the net impact of the following transactions
- -- (i) purchases of short-term investments of $29,537,000, (ii) proceeds of $11,400,000 received from maturing short-term investments and (iii) capital expenditures of $15,385,000. Capital expenditures in 1994 consisted primarily of two offshore drilling rig purchases in the fourth quarter, the MARINE 3 for $5,500,000 and the MARINE 201 (formerly the Nordic Explorer) for $6,900,000. Other major expenditures included $1,800,000 for the purchase of top drive drilling systems and other rig upgrades and drill pipe purchases of approximately $1,000,000. Cash used in 1993 consisted primarily of capital expenditures of $18,329,000, with the largest expenditures being the acquisition and refurbishment of the MARINE 304 (formerly Key Largo) in August 1993, consisting of acquisition costs of $9,950,000 and refurbishment costs of $2,400,000. In addition in 1993, the MARINE 225 was reactivated and refurbished at a cost of $3,900,000 and the MARINE 303 was upgraded at a cost of $1,200,000. The balance of $879,000 was used primarily for drill pipe and other purchases. Cash provided from investing activities in 1992 was generated primarily from proceeds from sales of two rigs.

         Cash provided by financing activities was $15,013,000, $6,825,000, and $10,247,000 during 1994, 1993 and 1992, respectively. Cash provided by financing activities in 1994 consisted primarily of borrowings from a credit facility to purchase two drilling rigs and to partially upgrade other rigs. Cash provided by financing activities in 1993 consisted of the sale of Common Stock which was partially offset by the payments of debt discussed below. During 1992, the Company (i) received $4,000,000 from the Bridge Loan in connection with the Recapitalization, (ii) received net proceeds of $11,537,000 from the Rights Offering, and (iii) made debt payments of $12,277,000.

         In connection with the Recapitalization, in November and December 1992 the Company sold stock pursuant to the Rights Offering. Approximately 9,638,000 shares of Common Stock were purchased for gross proceeds of approximately $12,048,000. Approximately $186,000 of broker solicitation fees were paid on approximately 3,055,000 shares and approximately $325,000 of expenses were incurred in connection with the Rights Offering.

         In early July 1993, the Company completed a sale of 5,000,000 shares of Common Stock which provided net proceeds of approximately $28,200,000. The proceeds of the offering were used for (i) the reduction of bank indebtedness during the third quarter as discussed in the following paragraph, (ii) the reactivation and refurbishment of the MARINE 225, (iii) the purchase and refurbishment of the MARINE 304 and (iv) the balance was dedicated for general corporate purposes, including possible acquisitions of offshore drilling rigs. Approximately $422,000 of expenses were incurred in connection with the offering.

         On December 31, 1992, the Company's indebtedness was $21,280,000, with shareholders' equity of $60,695,000. During the first quarter of 1993, the Company reduced its debt pursuant to a redemption and retirement of $4,205,000 of indebtedness at 95% of face value followed by additional debt retirements of $4,184,000. During the third quarter of 1993, the Company retired its remaining indebtedness of $10,274,000. As a result of debt retirements, the sale of Common Stock and improved cash flows from operations, the Company had no debt and had shareholders' equity of $106,417,000 as of December 31, 1993. On December 31, 1994, the Company's indebtedness was $15,000,000 with shareholders' equity of $112,731,000.

    Outlook

         In late 1994, the Company commenced a program (the "Rig Upgrade Program") to upgrade the operational capabilities of ten of its rigs during the next two years at an aggregate cost of approximately $30,000,000. This program includes the following upgrades: (i) converting the power systems of seven mechanically powered rigs, (ii) adding top drive drilling systems to the Company's seven mechanically powered rigs, (iii) adding a top drive drilling system to the MARINE 303, (iv) increasing the water depth rating and adding a cantilever feature to the MARINE 304 and (v) increasing the water depth rating of the MARINE 300. At the present time, the Company has committed and/or expended approximately $7,700,000 in connection with this program. During these projects, the affected rigs will be taken out of service in order to complete the modifications. At the present time, the Company anticipates that most of the projects will involve approximately two to three weeks of downtime per affected rig except for the MARINE 304 which could require up to four months downtime. The MARINE 304 modifications, however, could be split into two or three phases, each of which could be separately completed. The Company may elect to complete these modifications in this manner in order to maximize its working capital and optimize rig downtime. The Company's profitability could be reduced during these periods due to lost revenues. Future expenditures for the Rig Upgrade Program will be subject to the Company's outlook for drilling market conditions, as well as changes in the Company's financial condition. Accordingly, the Company may elect to defer or cancel substantial portions of this program.

         The Company continues to pursue the acquisition of additional drilling rigs to enhance its fleet. As of the date of this report, the Company has no planned or pending rig acquisitions. Future acquisitions, if any, would likely be funded from the Company's working capital resources, or through debt and/or equity financing. The Company cannot predict whether it would be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. Depending upon the Company's success in acquiring rigs in the future, as well as future industry conditions, the Company may elect to defer or suspend portions of the Rig Upgrade Program discussed in the preceding paragraph in order to preserve its working capital resources.

         As of the date of this report, the Company estimates its 1995 capital expenditures to be as follows:

                                                                                     1995 EXPENDITURES
                                                        EXPENDED THROUGH        ----------------------------
                 PROJECT                                DECEMBER 31, 1994        COMMITTED          PLANNED*
         -------------------------                      -----------------        ---------          --------
           Rig Upgrade Program                          $      880,000       $    6,793,000     $   18,128,000
           MARINE 201 Acquisition,
              Modifications and Mobilization                 6,936,000            2,900,000          6,025,000
           Drill String and Other                                  N/A              520,000            520,000
                                                        --------------       --------------     --------------
                                                        $    7,816,000       $   10,213,000     $   24,673,000
                                                        ==============       ==============     ==============

         * Planned expenditures include committed amounts and are subject to adjustment based upon industry conditions as described herein.

         Additional expenditures related to the Rig Upgrade Program, to the extent completed, would be disbursed subsequent to 1995.

         On December 1, 1994, Keyes Holding Corporation ("KHC"), a wholly-owned subsidiary of the Company, entered into a revolving/term loan agreement (the "Loan") with a U.S. financial institution for $35,000,000. That agreement includes an eighteen- month revolving credit facility which is convertible at the end of that period into a three-year term loan facility. The term loan is amortized monthly at the rate of 20% of the initial term loan amount per year with a balloon payment for the remaining principal (40% of the initial term loan amount) due at the maturity of the term loan. As of December 31, 1994, the related debt outstanding was $15,000,000 and the amount of unused line of credit subject to the Loan was $20,000,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's existing drilling rig fleet. The Company guarantees up to $8,750,000 of the borrowings under the loan agreement. On February 28, 1995, the Company repaid $5,000,000 of the revolving credit facility associated with the Loan. The Company anticipates that it will re-borrow this amount in addition to other borrowings in 1995 to fund capital expenditures. See Note 5 to the Consolidated Financial Statements included in Item 8 of this report.

         Recent substantial weakness in the U.S. Gulf of Mexico drilling market has adversely affected the Company's operations and cash flow. As a result, the Company has elected to suspend the marketing of certain rigs. These rigs will generally be deactivated in a common offshore location and, after preparation for extended idle time, will be maintained periodically by a small maintenance crew. The Company believes that these actions will benefit cash flow and working capital during periods of depressed market conditions. The Company anticipates that additional rigs could be deactivated if industry conditions remain depressed. The remaining rigs will be aggressively marketed to maximize cash flow. In addition to the foregoing, the Company will continue to aggressively control and/or reduce its cost structure.

         Recently, Mexico's currency, the peso, has suffered a significant devaluation. If this devaluation were to adversely affect Pemex's drilling programs, the Company's business could be adversely impacted. The Company is unable to predict at this time the effect of this occurrence on the Company's operations.

         On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The action reflects the Company's view that its remaining shareholders will benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such time and in such amounts as the Company deems appropriate. The Company will fund such repurchases from working capital.

         The Company believes that its projected cash flows and current working capital resources are sufficient to meet its working capital, debt service, Common Stock repurchase program and capital expenditure requirements for the foreseeable future.

         On November 2, 1994, the Company and Falcon Drilling Company, Inc. ("Falcon") signed a letter of intent to merge. On February 15, 1995, Falcon and the Company agreed to terminate the letter of intent and related discussions because then current market conditions led both parties to conclude that a definitive agreement could not be reached at that time. From time to time, the Company has had discussions, and anticipates that such discussions will continue in the future, with other parties regarding rig acquisitions and business combinations. The Company cannot predict the outcome of such discussions.

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

         Effective December 31, 1992, in conjunction with the adoption of quasi-reorganization accounting, the Company adopted Statement 109. The change in the method of accounting for income taxes had no cumulative effect on the 1992 consolidated statement of operations.

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

RESULTS OF OPERATIONS -- 1994 COMPARED WITH 1993

    Revenues

         During 1994, the Company generated drilling revenues of $70,597,000 which represented a decrease of $12,401,000 or 15% compared to 1993 drilling revenues of $82,998,000. The change in revenues reflected the net effect of the following factors: (i) an increase in the number of marketed rigs from 10 during the 1993 period to 11 rigs during 1994; (ii) a decrease in utilization of marketed rigs from 97% during the 1993 period to 87% during 1994; and (iii) a 14% decrease in average day rates from $23,019 during the 1993 period to $19,686 in 1994. The decreases in utilization and average day rates resulted principally from increased competition in the U.S. Gulf of Mexico and reduced activity levels in Mexico's Bay of Campeche. Revenues from the Bay of Campeche market accounted for 10% ($7,306,000) and 28% ($23,459,000) of the Company's revenues in 1994 and 1993, respectively, and 34% ($2,698,000) and 37% ($8,538,000) of the Company's operating income for 1994 and 1993, respectively. If Pemex further reduces the level of its drilling activities, the Company's operations could be adversely affected.

    Costs and Expenses

         Contract drilling expenses of $50,575,000 in 1994 represented an increase of $5,245,000 or 12% compared to contract drilling expenses of $45,330,000 in 1993. This increase was primarily the result of the addition of two rigs to the Company's active fleet in late 1993 and through most of 1994. The MARINE 225 (formerly the MARINE 1) was refurbished and operated from October 1993 to May 1994 and again in November and December 1994. The MARINE 304 was purchased, refurbished and activated in late 1993.

         Depreciation and amortization expense increased $2,421,000 or 46% from $5,312,000 in 1993 to $7,733,000 in 1994. The increase was primarily due to the MARINE 304 and the MARINE 225 having a full year of depreciation in 1994 and, to a lesser extent, the MARINE 303 upgrade and the MARINE 3 acquisition in November 1994.

         General and administrative expenses in 1994 decreased $4,623,000 or 51% from $8,999,000 in 1993 to $4,376,000 compared to 1994. General and administrative expenses were higher in 1993 primarily as a result of executive bonuses of $4,436,000 paid pursuant to bonus agreements which were based upon the price of the Company's stock in November 1993. Excluding these bonuses, general and administrative expenses were $4,376,000 and $4,563,000 during 1994 and 1993, respectively. Excluding these bonuses, 1994's general and administrative expenses decreased 4% or $187,000 as compared to 1993.

    Interest Expense

         Interest expense decreased $510,000 or 88% from $580,000 in 1993 to $70,000 in 1994. The decrease was related primarily to decreased debt as a result of the Recapitalization.

    Interest Income

         Interest income increased $832,000 or 161% from $518,000 in 1993 to $1,350,000 in 1994. The increase was related primarily to increased cash balances during 1994, as well as higher interest rates on short-term investments.

    Income Taxes

         Income taxes of $3,193,000 for the year ended December 31, 1994, consisted of current state and federal income taxes of $154,000, tax benefits related to Common Stock issued pursuant to the Marine Drilling 1992 Long Term Incentive Plan of $50,000 and deferred federal income taxes of $2,989,000.

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

         Depreciation and amortization expense in 1993 decreased $7,003,000 or 57% from $12,315,000 to $5,312,000 compared to 1992. The decrease was primarily due to the effect of the adoption of quasi-reorganization accounting procedures on December 31, 1992 which resulted in a decrease in the carrying value of property and equipment of $56,051,000.

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

    Income Taxes

         Income taxes of $8,278,000 for the year ended December 31, 1993, consisted of current foreign, federal and state income taxes of $800,000, deferred federal income taxes of $5,376,000, the realization of pre-quasi-reorganization net operating loss carryforwards of $1,612,000 and tax benefits of $490,000 related to Common Stock issued pursuant to the Marine Drilling 1992 Long Term Incentive Plan. The latter amount was recorded to shareholders' equity, while taxes currently payable represent federal alternative minimum tax of $408,000, state income taxes of $12,000 and foreign income taxes of $380,000. As a result of the Recapitalization, the realization of pre-quasi-reorganization net operating loss carryforwards of $1,612,000 were charged directly to shareholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


         We have audited the consolidated financial statements of Marine Drilling Companies, Inc. and subsidiaries as listed in Item 14 on page 44. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14 on page 44. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                           KPMG PEAT MARWICK LLP


Houston, Texas
February 3, 1995

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                  DECEMBER 31,
                                                                                          --------------------------
                                                                                             1994            1993
                                                                                          ----------      ----------
                        ASSETS
Current Assets:
 Cash and cash equivalents                                                                $   18,872      $   21,969
 Short-term investments                                                                       18,137              --
 Accounts receivable - trade and other, net                                                   15,353          19,356
 Prepaid expenses and other                                                                    1,020             854
                                                                                          ----------      ----------
         Total current assets                                                                 53,382          42,179
Property and Equipment                                                                       102,431          87,140
 Less accumulated depreciation                                                                13,010           5,295
                                                                                          ----------      ----------
         Property and equipment, net                                                          89,421          81,845
Other                                                                                            412             147
                                                                                          ----------      ----------
                                                                                          $  143,215      $  124,171
                                                                                          ==========      ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                                                    $    4,137      $    8,647
 Employer's liability claims, current                                                            832           1,443
                                                                                          ----------      ----------
         Total current liabilities                                                             4,969          10,090
Long-Term Debt                                                                                15,000              --
Employer's Liability Claims, non-current                                                       2,150           2,288
Deferred Income Taxes                                                                          8,365           5,376
Shareholders' Equity:
 Common stock, par value $.01.  Authorized 200,000,000
    shares; issued and outstanding 43,917,766 and
    43,682,668 shares in 1994 and 1993, respectively                                             439             437
 Common stock restricted                                                                        (804)           (844)
 Additional paid-in capital                                                                   92,143          91,801
 Retained earnings from January 1, 1993
    (deficit of $49,572 as of December 31, 1992
    eliminated in quasi-reorganization)                                                       20,953          15,023
                                                                                          ----------      ----------
         Total shareholders' equity                                                          112,731         106,417
                                                                                          ----------      ----------
Commitments and contingencies
                                                                                          $  143,215      $  124,171
                                                                                          ==========      ==========





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1994             1993             1992
                                                                        ----------       ----------       ----------
Revenues                                                                $    70,597      $   82,998       $   31,621

Costs and Expenses:
 Contract drilling                                                           50,575          45,330           29,189
 Depreciation and amortization                                                7,733           5,312           12,315
 General and administrative                                                   4,376           8,999            6,903
 Rig writedown                                                                   --              --           68,320
                                                                        -----------      ----------       ----------
                                                                             62,684          59,641          116,727
                                                                        -----------      ----------       ----------
    Operating income (loss)                                                   7,913          23,357          (85,106)
                                                                        -----------      ----------       ----------
Other Income (Expense):
 Interest expense                                                               (70)           (580)          (9,727)
 Interest income                                                              1,350             518               99
 Other income (expense)                                                         (70)              6              429
 Proceeds from settlement of litigation                                          --              --            2,978
                                                                        -----------      ----------       ----------
                                                                              1,210             (56)          (6,221)
                                                                        -----------      ----------       ----------
Income (Loss) Before Income Taxes
 and Extraordinary Items                                                      9,123          23,301          (91,327)
Income Taxes                                                                  3,193           8,278               40
                                                                        -----------      ----------       ----------
Income (Loss) Before Extraordinary
 Items                                                                        5,930          15,023          (91,367)
Extraordinary Item:
 Gains on early extinguishments of debt                                          --              --          104,523
                                                                        -----------      ----------       ----------

Net Income                                                                    5,930          15,023           13,156
Preferred Stock Discount Accretion and
 Dividend Requirements                                                           --              --           (6,681)
                                                                        -----------      ----------       ----------
Net Income Applicable to Common
 Shareholders                                                           $     5,930      $   15,023       $    6,475
                                                                        ===========      ==========       ==========


Income (Loss) Per Common Share Before
 Extraordinary Items                                                    $      0.14      $     0.37       $   (16.84)
                                                                        ===========      ==========       ==========
Extraordinary Gains Per Common Share                                    $        --      $       --       $    17.95
                                                                        ===========      ==========       ==========
Net Income Per Common Share                                             $      0.14      $     0.37       $     1.11
                                                                        ===========      ==========       ==========
Weighted Average Common Shares Outstanding                               43,819,049      40,936,209        5,822,848
                                                                        ===========      ==========       ==========





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                               COMMON STK.
                                           COMMON STOCK          ADDITIONAL    OPTIONS &        RETAINED
                                       -------------------         PAID-IN     RESTRICTED       EARNINGS/
                                       SHARES       AMOUNT         CAPITAL       STOCK          ( DEFICIT)     TOTAL
                                       ------       ------        ---------     --------      -------------- ---------
Balances at December 31, 1991             753,546   $  1,884    $    84,974   $    2,611    $    (62,728)  $   26,741
  Net income                                   --         --             --           --          13,156       13,156
  Accretion of discount and divi-
  dends on preferred stock                     --         --         (6,681)          --              --       (6,681)
  Reverse split (1 for 25):
  Common stock at $.10 par                     --     (1,884)         1,876           --              --           (8)
  Common stock at $.01 par                     --          8             --           --              --            8
  Issuance of common stock to
  retire bridge loan                    3,270,054         32          4,055           --              --        4,087
  Issuance of common stock
  related to reclassification of
  14% Cumulative Exchange-
  able Preferred Stock                 19,369,893        194         63,720           --              --       63,914
  Issuance of common stock in
  satisfaction of bank debt             4,994,752         50          6,194           --              --        6,244
  Common stock options                         --         --          1,870       (1,870)             --           --
  Deferred compensation                        --         --             --         (741)             --         (741)
  Issuance of common stock
  pursuant to rights offering,
  net of issuance cost of $511          9,638,214         96         11,441           --              --       11,537
  Quasi-reorganization:
  Revaluation of net assets
     and liabilities at fair value             --         --        (57,562)          --              --      (57,562)
  Elimination of accumulated
     deficit                                   --         --        (49,572)          --          49,572           --
                                      -----------   --------    -----------   ----------    ------------   ----------
Balances at December 31, 1992          38,026,459        380         60,315           --              --       60,695
  Net income                                   --         --             --           --          15,023       15,023
  Issuance of common stock
    related to stock offering           5,000,000         50         28,150           --              --       28,200
  Common stock offering expenses               --         --           (422)          --              --         (422)
  Issuance of restricted common stock     385,000          4          1,122       (1,126)             --           --
  Accrual of compensation expense              --         --             --          233              --          233
  Forfeitures of restricted common
    stock                                 (30,000)        --            (49)          49              --           --
  Common stock options exercised          261,030          3            324           --              --          327
  Issuance of common stock for
    401(k) stock plan                      40,105         --            199           --              --          199
  Pre-quasi-reorganization net
    operating loss carryforwards               --         --          1,612           --              --        1,612
  Tax benefits related to common
    stock issued pursuant to long
    term incentive plan                        --         --            490           --              --          490
  Other                                        74         --             60           --              --           60
                                      -----------   --------    -----------   ----------    ------------   ----------
Balances at December 31, 1993          43,682,668        437         91,801         (844)         15,023      106,417
  Net income                                   --         --             --           --           5,930        5,930
  Issuance of restricted common
    stock                                  83,000          1            414         (415)             --           --
  Accrual of compensation expense              --         --             --          318              --          318
  Forfeitures of restricted common
    stock                                 (31,250)        --           (137)         137              --           --
  Common stock options exercised           10,000         --             13           --              --           13
  Issuance of common stock for
    401(k) stock plan                     173,348          1            815           --              --          816
  Tax benefits related to common
    stock issued pursuant to long
    term incentive plan                        --         --             50           --              --           50
  Other                                        --         --           (813)          --              --         (813)
                                      -----------   --------    -----------   ----------    ------------   ----------
Balances at December 31, 1994          43,917,766   $    439    $    92,143   $     (804)   $     20,953   $  112,731
                                      ===========   ========    ===========   ==========    ============   ==========





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1994             1993             1992
                                                                        ----------       ----------       ----------
Cash Flows From Operating Activities:
 Net income                                                             $     5,930      $   15,023       $   13,156
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Extraordinary gains on early extinguishments
         of debt                                                                 --              --         (104,523)
      Rig writedown                                                              --              --           68,320
      Deferred income taxes                                                   2,989           5,376               --
      Pre-quasi-reorganization net operating loss
         carry-forwards                                                          --           1,612               --
      Tax benefits related to common stock issued
         pursuant to long term incentive plan                                    50             490               --
      Depreciation and amortization                                           7,733           5,312           12,315
      Gain on disposition of equipment                                         (453)           (462)            (233)
      Interest notes issued                                                      --              --            1,949
      Accrual (reversal) of compensation expense, net                           318             233             (741)
      (Increase) decrease in receivables                                      4,003          (7,397)          (1,367)
      (Increase) decrease in prepaid expenses                                  (191)            (94)              55
      Increase (decrease) in payables, accrued
         expenses and employer's liability claims                            (4,443)          2,324             (388)
      Increase in accrued interest payable                                                       --            4,601
      Other                                                                  (1,078)          1,076              602
                                                                        -----------      ----------       ----------
         Net cash provided by (used in) operating
            activities                                                       14,858          23,493           (6,254)
                                                                        -----------      ----------       ----------

Cash Flows From Investing Activities:
 Purchase of short-term investments                                         (29,537)             --               --
 Proceeds from matured short-term investments                                11,400              --               --
 Purchase of equipment                                                      (15,385)        (18,329)             (80)
 Proceeds from disposition of equipment                                         554             557              757
                                                                        -----------      ----------       ----------
         Net cash provided by (used in) investing
            activities                                                      (32,968)        (17,772)             677
                                                                        -----------      ----------       ----------

Cash Flows From Financing Activities:
 Proceeds from long-term debt                                                15,000              --               --
 Proceeds from sale of common stock                                              --          28,200           12,048
 Proceeds from exercise of stock options                                         13             327               --
 Issuance cost of sale of common stock                                           --            (422)            (511)
 Payments of debt                                                                --         (21,280)         (12,277)
 Proceeds from bridge loan -- Recapitalization                                   --              --            4,000
 Decrease in restricted cash investments                                         --              --            6,987
                                                                        -----------      ----------       ----------

         Net cash provided by financing activities                           15,013           6,825           10,247
                                                                        -----------      ----------       ----------

         Net increase (decrease) in cash and cash
            equivalents                                                      (3,097)         12,546            4,670
Cash and cash equivalents at beginning of period                             21,969           9,423            4,753
                                                                        -----------      ----------       ----------
Cash and cash equivalents at end of period                              $    18,872      $   21,969       $    9,423
                                                                        ===========      ==========       ==========

                                                                     [Continued]





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1994             1993             1992
                                                                        ----------       ----------       ----------
Supplemental Disclosure of Cash Flow Information:
 Interest paid                                                          $        70      $      580       $    2,603
 Income taxes paid                                                              441             513               40
                                                                        ===========      ==========       ==========

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
 Restructuring activities:
    In June 1992, the bank indebtedness of one of the
      lenders under a subsidiary note with accrued
      interest thereon of $1,041 was discharged                         $        --      $       --       $   13,942
                                                                        ===========      ==========       ==========
    In September 1992, the Title XI debt with accrued
      interest thereon of $5,062 was discharged pursuant
      to the MarAd Settlement in exchange for $6,700
      fair value of surrendered rigs                                    $        --      $       --       $   52,106
                                                                        ===========      ==========       ==========
    On October 29, 1992, the 1992 Reorganization was
      approved by the Company's shareholders, giving
      effect to the following transactions:
         Conversion of 14% Cumulative Exchangeable
            Preferred Stock (including accrued dividends
            thereon) to 19,369,893 shares of common stock               $        --      $       --       $   63,914
                                                                        ===========      ==========       ==========
         Conversion of bank indebtedness with accrued
            interest thereon of $5,325 net of deferred
            financing costs into 4,994,752 shares of
            common stock                                                $        --      $       --       $   51,919
                                                                        ===========      ==========       ==========
         Conversion of Bridge Loan indebtedness into
            3,270,054 shares of common stock                            $        --      $       --       $    4,087
                                                                        ===========      ==========       ==========

 Other activities:
    Accrual of cumulative dividends and accretion of
      discount on preferred stock                                       $        --      $       --       $    6,681
    Issuance of 83,000 and 385,000 shares in 1994 and
      1993, respectively, of restricted common stock                    $       415      $    1,126       $       --
    Forfeiture of 31,250 and 30,000 shares in 1994 and
      1993, respectively, of restricted common stock                    $      (137)     $      (49)      $       --
    Issuance of 173,348 and 40,105 shares in 1994 and
      1993, respectively, to employee retirement plan                   $       816      $      199       $       --
                                                                        ===========      ==========       ==========





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                       (IN THOUSANDS, EXCEPT SHARE DATA)

(1)      BASIS OF PRESENTATION AND RECAPITALIZATION TRANSACTIONS

    Basis of Presentation

         References herein to the "Company" refer to Marine Drilling Companies, Inc. ("Parent") and its wholly-owned subsidiaries, Marine Drilling Management Company ("MDMC"), Keyes Holding Corporation ("KHC") and Marine Drilling International, Inc. unless the context otherwise requires a reference only to the Parent.

    Recapitalization Transactions

         On June 19, 1992, the Company entered into an agreement with certain of its lenders and preferred shareholders providing for a significant recapitalization ("Recapitalization"). On June 19, 1992, $500 was paid to one of the lenders in exchange for the discharge of approximately $13,942 of bank indebtedness. On October 29, 1992, the Recapitalization was approved by the Company's shareholders and, as a result, the Company's debt (including interest) and preferred stock obligations were reduced during 1992 by approximately $187,000 and the Company's rig fleet was substantially reduced. The Recapitalization included a one-for-twenty-five reverse split of the Company's $.10 par value common stock into $.01 par value common stock ("Common Stock").

         In connection with the approval of the Recapitalization, the Company's remaining bank indebtedness and related interest totalling approximately $51,919 as of September 30, 1992 was completely discharged for approximately 5,000,000 shares of Common Stock which were issued to a group of the Company's lenders. The Recapitalization also included the reclassification of the Company's 14% cumulative exchangeable preferred stock, par value $1.00 per share ("Old Preferred Stock") with a liquidation preference as of October 29, 1992 of approximately $65,582 into 19,369,893 shares of Common Stock.

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

         During 1992 the Company defaulted on all series of its U.S. Government guaranteed Title XI ("Title XI") ship financing bonds owed by two of its subsidiaries. The Company transferred custody and financial responsibility for seven of its eight Title XI financed rigs to the Maritime Administration of the United States Department of Transportation ("MarAd"), agreed to pay to MarAd certain additional amounts in connection with certain litigation (see below), proposed to restructure approximately $2,300 in debt and pay approximately $460 in consideration for the discharge of approximately $63,019 in debt and related interest. In September 1992, some of the Company's subsidiaries and MarAd entered into an agreement (the "Storm Drilling Restructuring"). MarAd agreed to (i) release one of the subsidiaries from its limited guarantee of interest on another subsidiary's Title XI debt, (ii) not to take adverse actions against the Company or its other subsidiaries or affiliates with respect to any deficiencies remaining on the Title XI debt after the foreclosure or sale of the subsidiary's rigs and (iii) take custody of the subsidiary's rigs. In addition to the foregoing, MDMC paid approximately $3,802 to MarAd from litigation involving the MARINE 7.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

    Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Operations

         As of December 31, 1994, the Company's fleet consisted of 13 jack-up rigs.

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

         Maintenance and repairs amounted to $8,600, $8,030 and $1,943 in 1994, 1993 and 1992, respectively. Expenditures for major renewals and betterments are capitalized. Expenditures for normal maintenance and repairs are charged to expense as incurred. When property or equipment is retired, the related assets and accumulated depreciation are removed from the accounts and a gain or loss is reflected in other income (expense). The Company continues to depreciate idle drilling equipment using the same rates as while operating.

    Employer's Liability Claims

         Employer's liability claims, principally arising from actual or alleged personal injuries, are estimates of the Company's liabilities for such occurrences. These claims are classified as current or long-term based upon the periods in which such claims are expected to be funded.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

    Deferred Financing Costs

         Deferred financing costs are amortized over the life of the related debt. Deferred financing costs were $228 at December 31, 1994. Deferred financing costs in 1992 of $1,003 were eliminated at December 31, 1992 in connection with the adoption of quasi- reorganization accounting procedures or were written off in connection with early extinguishments of debt.

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

    Cash Equivalents

         Cash equivalents of $18,531 and $21,396 at December 31, 1994 and 1993, respectively, consist of loan participations, Eurodollar investments, mortgage backed and corporate debt securities. Their carrying value is a reasonable approximation of their fair value. For purposes of the statement of cash flows, the Company generally considers all investments with an original maturity of three months or less at date of purchase and other highly liquid investments readily convertible to determinable amounts of cash, excluding restricted cash investments, to be cash equivalents.

    Short-Term Investments

         Short-term investments consist of corporate debt securities, mortgage-backed securities and corporate paper. The Company classifies its short-term investments as held-to-maturity securities. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. The fair value of the short-term investments at December 31, 1994 was $18,133.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

    Income (Loss) Per Common Share

         Income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. For the year ended December 31, 1992, the net income (loss) applicable to common shareholders has been adjusted to reflect the dividends on and the accretion of discount on Old Preferred Stock. Net income per common share for the years ended December 31, 1994 and 1993 do not include the effect of outstanding stock options as the potential dilution from their exercise is less than three percent.

    Reclassification of Accounts

         Certain reclassifications have been made to the 1993 and 1992 consolidated financial statements to conform with the current presentation.

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

         At December 31, 1994 and 1993, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had certificates of deposits, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings, and such securities are held until maturity. The Company believes that credit and market risk in such instruments is minimal.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures, and are summarized as follows:

                                                                                               DECEMBER 31,
                                                                                       --------------------------
                                                                                          1994           1993
                                                                                       ----------     ----------
                 Jack-up rigs . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   99,452     $  85,133
                 Drill string   . . . . . . . . . . . . . . . . . . . . . . . . . .         2,634         1,704
                 Other equipment  . . . . . . . . . . . . . . . . . . . . . . . . .           345           303
                                                                                       ----------     ---------
                                                                                       $  102,431     $  87,140
                                                                                       ==========     =========

         Depreciation expense was $7,733, $5,312 and $11,030 for the years ended December 31, 1994, 1993 and 1992, respectively. The Company rents drilling rigs, certain equipment and other property under operating leases. Rental expense was $1,707, $936 and $1,013 in 1994, 1993 and 1992, respectively.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

(4)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are summarized as follows:

                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                          1994           1993
                                                                                       ----------     ----------
                 Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .    $   2,283      $   4,425
                 Accrued payroll and related taxes  . . . . . . . . . . . . . . . .        1,085          2,283
                 Accrued group insurance claims . . . . . . . . . . . . . . . . . .          300            300
                 Other accrued expenses . . . . . . . . . . . . . . . . . . . . . .          469          1,639
                                                                                       ---------      ---------

                                                                                       $   4,137      $   8,647
                                                                                       =========      =========

   (5)   LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                          1994           1993
                                                                                       ----------     ----------
             KHC note payable to lender due 1999  . . . . . . . . . . . . . . . . .    $  15,000      $      --

             Less:
                Current portion of long-term debt . . . . . . . . . . . . . . . . .           --             --
                                                                                       ---------      ---------

                Long-term debt, non-current . . . . . . . . . . . . . . . . . . . .    $  15,000      $      --
                                                                                       =========      =========

    KHC - Note Payable to Lender

         On December 1, 1994, KHC entered into a $35,000 revolving/term loan agreement (the "Loan") with a U.S. financial institution ("Lender"). As of December 31, 1994, the related debt outstanding was $15,000 and the amount of unused line of credit subject to the Loan was $20,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's existing drilling rig fleet. The Company is a guarantor for up to an aggregate of $8,750 under the Loan. On June 1, 1996, all amounts borrowed under the Loan may be converted to a term loan.

         If converted, the term loan will be due in thirty-six (36) consecutive monthly installments, beginning July 1, 1996 and ending June 1, 1999 amortizing at the rate of 20% of the term loan balance per year with the remaining 40% principal balance due and payable concurrently with the last payment. KHC must maintain a minimum borrowing of $10,000 (the "minimum borrowing") on the Loan after June 1, 1996. If the Company's average borrowings under the revolving loan or the term loan are less than the minimum borrowing, KHC will be required to pay a non-utilization fee of 2% of the difference between the actual average borrowed balance and the minimum borrowing. The term loan may be prepaid at any time after the eighteenth payment (December 1, 1997). A prepayment premium of 1% of the prepaid principal amount will be due with each such prepayment. Repayments may not be re-borrowed during the term loan period.

         Interest is due monthly on the outstanding principal balance at the London Interbank Offered Rate ("LIBOR") plus 2.5%. The interest rate as of December 31, 1994 was 7.938%. A revolving loan fee is due quarterly during the revolving loan period based on the unused credit facility at .25%.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

         The note is secured by a first preferred fleet mortgage on the MARINE 300, 301 and 303 drilling rigs. The three drilling rigs must be appraised on the term loan conversion date, June 1, 1996. The term loan will be limited to 50% of the appraised value of the rigs. The Company and KHC are required to comply with various covenants, including, but not limited to, the maintenance of financial ratios related to (i) debt to total equity and (ii) working capital to fixed expenses and projected debt services.


         Interest payments on the loan amounted to $70 for the year ended December 31, 1994, including a revolving loan fee of $5. A facility fee of $175 was paid to the lender during the fourth quarter 1994 and will be amortized over the life of the loan.

         The scheduled repayment of long-term debt as of December 31, 1994 is as follows:

                                           1995       1996        1997       1998        1999       TOTAL
                                         --------   ---------   --------   ---------   --------   ---------
              Annual maturities . .      $    --    $   1,500   $  3,000   $   3,000   $  7,500   $  15,000
                                         ========   =========   ========   =========   ========   =========

         (6)     INCOME TAXES

         Income taxes consist of the following:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                              1994          1993        1992
                                                                             -------      --------     -------
           Current:
              U.S. federal    . . . . . . . . . . . . . . . . . . . . . . .  $    153     $   408      $    --
              State   . . . . . . . . . . . . . . . . . . . . . . . . . . .         1          12           40
              Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . .        --         380           --
                                                                             --------     -------      -------

                                                                                  154         800           40
                                                                             --------     -------      -------
           Other:
              U.S. federal - deferred   . . . . . . . . . . . . . . . . . .     2,989       5,376           --
              Pre-quasi-reorganization net operating loss carry-
                forwards  . . . . . . . . . . . . . . . . . . . . . . . . .        --       1,612           --
              Tax benefits related to common stock issued
                pursuant to long-term incentive plan  . . . . . . . . . . .        50         490           --
                                                                             --------     -------      -------

                                                                                3,039       7,478           --
                                                                             --------     -------      -------

           Total tax provision  . . . . . . . . . . . . . . . . . . . . . .  $  3,193     $ 8,278      $    40
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

         For the years ended December 31, 1994 and 1993, the effective tax rate for financial reporting purposes approximates the U.S. federal statutory rate of 35%.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below.

                                                                                             DECEMBER 31,
                                                                                       -------------------------
                                                                                          1994           1993
                                                                                       ----------     ----------
           Deferred tax assets:
              Net operating loss carryforwards  . . . . . . . . . . . . . . . . . .    $  28,804      $  33,312
              Investment tax, general business and foreign tax
                credit carryforwards  . . . . . . . . . . . . . . . . . . . . . . .       13,410         15,463
              Employer's liability claims . . . . . . . . . . . . . . . . . . . . .        1,044          1,306
              Allowance for bad debts . . . . . . . . . . . . . . . . . . . . . . .            1            166
                                                                                       ---------      ---------

              Total gross deferred tax assets . . . . . . . . . . . . . . . . . . .       43,259         50,247
              Less valuation allowance  . . . . . . . . . . . . . . . . . . . . . .      (38,649)       (42,209)
                                                                                       ---------      ---------

              Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . .        4,610          8,038
                                                                                       ---------      ---------

           Deferred tax liabilities:
              Plant and equipment, principally due to differences
                in depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .       11,273         11,393
              Deferred intercompany gains and losses  . . . . . . . . . . . . . . .        1,702          2,021
                                                                                       ---------      ---------

              Total gross deferred tax liabilities  . . . . . . . . . . . . . . . .       12,975         13,414
                                                                                       ---------      ---------

              Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . .    $   8,365      $   5,376
                                                                                       =========      =========

         The valuation allowance for deferred tax assets as of December 31, 1994 and 1993 was $38,649 and $42,209, respectively. The net change in the total valuation allowance for the years ended December 31, 1994 and 1993 was a decrease of $3,560 and an increase of $2,615, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible and the Section 382 limitation as discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1994.

         At December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of $82,296 which are available to offset future federal taxable income, if any, through 2007. The Company also had investment tax credit and general business credit carryforwards for federal income tax purposes of approximately $13,410 (including $1,844 which are subject to the limitation as to their use imposed in connection with the 1989 Ownership Change as discussed below) at December 31, 1994 which are available to reduce future federal income taxes, if any, through 2000.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

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

 (7)     LONG TERM INCENTIVE PLANS

         On September 14, 1992, the Company's Board of Directors adopted the Marine Drilling 1992 Long Term Incentive Plan ("1992 Plan"), which was subsequently approved by the shareholders on October 29, 1992. Pursuant to the terms of the 1992 Plan, an aggregate of 10,000,000 shares (subject to the restrictions described herein) of Common Stock are available for distribution pursuant to stock options, SARs and restricted stock. The number of shares of Common Stock available for distribution as described above is further limited in that no stock options, SARs or restricted stock may be issued if, immediately after such issuance, the number of shares subject to outstanding stock options, SARs and restricted stock awards would exceed 5% of the Common Stock then outstanding. The shares of Common Stock subject to any stock option or SAR that terminates without a payment being made in the form of Common Stock would again become available for distribution pursuant to the 1992 Plan.
During 1994 and 1993, respectively, the Company issued 83,000 and 385,000 shares of restricted Common Stock. Compensation expense related to the issuance of restricted Common Stock for the years ended December 31, 1994 and 1993 was $318 and $233, respectively. During 1994 and 1993, respectively, 31,250 and 30,000 shares of restricted Common Stock were forfeited.

         Holders of SARs and options granted under the plans existing prior to the adoption of the 1992 Plan surrendered such SARs and options in exchange for options under the 1992 Plan and those prior plans have been terminated.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

         During the fourth quarter 1992, 1,440 SARs and 21,640 shares subject to options outstanding under prior plans were exchanged for 23,080 shares subject to option at $1.25 per share under the 1992 Plan. Additionally, options for 1,590,000 shares exercisable at $1.25 were granted on November 3, 1992, options for 190,000 shares exercisable at $6.00 were granted on June 29, 1993 and options for 75,000 shares exercisable at $4.25 were granted on October 12, 1994. All such options expire November 2002, June 2003 and October 2004, respectively, unless earlier exercised. During 1993, 261,030 shares were exercised at $1.25 per share and options for 1,400 shares were forfeited. During 1994, 10,000 shares were exercised at $1.25 per share and options for 30,000 shares were forfeited.

                 Options outstanding - December 31, 1992  . . . . . . . . . . . . . . . . . . . .    1,613,080
                 Granted - June 29, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      190,000
                 Forfeited  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,400)
                 Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (261,030)
                                                                                                  ------------
                 Options outstanding - December 31, 1993  . . . . . . . . . . . . . . . . . . . .    1,540,650
                 Granted - October 12, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .       75,000
                 Forfeited  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (30,000)
                 Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,000)
                                                                                                  ------------
                 Options outstanding - December 31, 1994  . . . . . . . . . . . . . . . . . . . .    1,575,650
                                                                                                  ============

         The following table sets forth the shares subject to options outstanding under the 1992 Plan at December 31, 1994:

                                                     EXERCISE        EXERCISE        EXERCISE
                                                   PRICE/SHARE     PRICE/SHARE     PRICE/SHARE
                                                     @ $1.25         @ $4.25         @ $6.00          TOTAL
                                                   -----------     -----------     -----------    ------------
              Fully vested and exercisable  . .        535,650              --          47,500         583,150
              Vesting during 1995   . . . . . .        387,500          18,750          47,500         453,750
              Vesting during 1996   . . . . . .        387,500          18,750          47,500         453,750
              Vesting during 1997   . . . . . .             --          18,750          47,500          66,250
              Vesting during 1998   . . . . . .             --          18,750              --          18,750
                                                   -----------     -----------     -----------    ------------

                 Total      . . . . . . . . . .      1,310,650          75,000         190,000       1,575,650
                                                   ===========     ===========     ===========    ============


         Based upon Common Stock outstanding as of December 31, 1994 and 1993 and shares reserved for issuance as set forth above, the number of shares then available for future stock options, SARs and restricted stock grants was 432,721 and 423,028 shares, respectively.

(8)      RELATED PARTY TRANSACTIONS

         The Company has performed services directly for Newfield Exploration Company ("Newfield") and indirectly for Newfield's customers. Amounts received directly from Newfield were $515 during 1992. Amounts received indirectly from Newfield's customers were approximately $526 and $774 during 1993 and 1992, respectively. One of the Company's directors is also a director of Newfield.

         The Company has performed services for Houston Exploration Company, Inc. ("Houston"), the operator of certain oil and gas properties with respect to which Smith Offshore Exploration Company ("Smith") participates as a working interest owner. During 1994, 1993 and 1992, the Company recorded revenues of $1,581, $5,658 and $1,356, respectively, from Houston. Aeneas, a principal shareholder of the Company, is a principal shareholder and creditor of Smith.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

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

         (9)     GEOGRAPHIC AREA ANALYSIS AND MAJOR CUSTOMERS

         The following table summarizes geographic area operating revenues and operating income for the years ended December 31, 1994 and 1993, and identifiable assets by geographic area at year-end 1994 and 1993:

                                                        UNITED STATES           MEXICO           CONSOLIDATED
                                                        -------------        ------------        ------------

         DECEMBER 31, 1994
         -----------------
         Revenues . . . . . . . . . . . . . . . . . .     $   63,291          $    7,306           $   70,597
         Operating income . . . . . . . . . . . . . .          5,215               2,698                7,913
         Identifiable assets  . . . . . . . . . . . .         87,290              16,024              103,314

         DECEMBER 31, 1993
         -----------------

         Revenues . . . . . . . . . . . . . . . . . .     $   59,539          $   23,459           $   82,998
         Operating income . . . . . . . . . . . . . .         14,819               8,538               23,357
         Identifiable assets  . . . . . . . . . . . .         65,248              35,905              101,153

         There were no significant international operations during 1992.

         The Company conducts business in one industry segment, oil and gas well contract drilling. The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the years 1994, 1993 and 1992, sales to customers that represented 10% or more of consolidated drilling revenues were as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                      1994             1993             1992
                                                                    --------         --------         --------
         Walter Oil & Gas Corporation . . . . . . . . . . . . . .       11%              *                *
         Shell Offshore, Inc. . . . . . . . . . . . . . . . . . .       10%              *               14%
         Industrial Perforadora de Campeche, S.A. de CV . . . . .       10%              *                *
         Perforadora Faja de Oro, S.A. de C.V.  . . . . . . . . .         *             23%               *
         Seagull Energy E&P, Inc. . . . . . . . . . . . . . . . .         *             21%               *

   *  Less than 10%

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

(10)     COMMITMENTS

    Operating Leases

         Aggregate future minimum rental payments relating to operating leases are as follows:

                                             1995       1996        1997       1998        1999       2000
                                            ------     ------      ------     ------      ------     ------
         Office and equipment leases  . .   $   300    $   373     $  358     $   351     $   354    $   269
                                            =======    =======     ======     =======     =======    =======


    Employee 401(k) Profit Sharing Plan

         The Company has a 401(k) Profit Sharing Plan (the "Plan") covering substantially all of its employees who have been employed at least three months. The Company matches employees' contributions to the Plan on a dollar-for- dollar basis, in the form of Company common
         stock, up to 5% of their eligible compensation.   During 1994 and
         1993, the Company made matching contributions with the Company's common stock totaling $744 and $354, respectively. During 1992, the Company made no matching contributions.

(11)     UNAUDITED QUARTERLY FINANCIAL DATA

         A summary of unaudited quarterly consolidated financial information for 1994 and 1993 is as follows:

                                                      FIRST           SECOND            THIRD           FOURTH
                      1994                           QUARTER          QUARTER          QUARTER         QUARTER
                      ----                           -------          -------          -------         -------
   Revenues . . . . . . . . . . . . . . . . . . .    $   18,814      $    16,231      $   17,393     $    18,159
   Operating income . . . . . . . . . . . . . . .         2,912            1,564           1,366           2,071
   Income before income taxes . . . . . . . . . .         3,214            1,697           1,733           2,479
   Income taxes . . . . . . . . . . . . . . . . .         1,126              593             606             868
   Net income . . . . . . . . . . . . . . . . . .         2,088            1,104           1,127           1,611
   Net income per common share (1)  . . . . . . .    $     0.05      $      0.03      $     0.03     $      0.04
   Weighted average shares outstanding  . . . . .    43,749,623       43,810,863      43,829,717      43,884,394
   Average day rates (2)  . . . . . . . . . . . .    $   22,791      $    19,212      $   18,616     $    18,501
   Marketed rigs (weighted average) . . . . . . .            12               11              11              11
   Utilization of marketed rigs . . . . . . . . .            76%              82%             92%             97%


                                                      FIRST           SECOND            THIRD           FOURTH
                      1993                           QUARTER          QUARTER          QUARTER         QUARTER
                      ----                           -------          -------          -------         -------
   Revenues . . . . . . . . . . . . . . . . . . .    $   17,596      $    20,179      $   20,906     $    24,317
   Operating income . . . . . . . . . . . . . . .         4,276            4,781           5,832           8,468
   Income before income taxes . . . . . . . . . .         4,038            4,634           6,071           8,558
   Income taxes . . . . . . . . . . . . . . . . .         1,373            1,576           2,223           3,106
   Net income . . . . . . . . . . . . . . . . . .         2,665            3,058           3,848           5,452
   Net income per common share (1)  . . . . . . .    $     0.07      $      0.08      $     0.09     $      0.13
   Weighted average shares outstanding  . . . . .    38,276,625       38,422,195      43,416,551      43,546,937
   Average day rates (2)  . . . . . . . . . . . .    $   21,521      $    22,223      $   23,054     $    24,990
   Marketed rigs (weighted average) . . . . . . .            10               10              10              11
   Utilization of marketed rigs . . . . . . . . .            94%             100%             99%             95%


(1) Quarterly net income per common share may not total to annual results due to rounding.
(2) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract during that period.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

   In 1994, the average day rates earned by the Company's rigs generally declined throughout the year, however, the adverse effects of these declines were partially offset by sequentially higher rig utilization rates through those quarters. The decline in day rates during 1994 was due primarily to (i) increased competition in the U.S. Gulf of Mexico arising from an increased supply of jack-up rigs in that market and (ii) reduced activity levels in Mexico's Bay of Campeche.

   Quarterly results during 1993 were virtually the reverse of 1994's due to general day rate increases occurring throughout the year experienced concurrently with consistently high levels of rig utilization. These attributes were the results of (i) a better balance between jack-up rig supply and demand in the U.S. Gulf of Mexico and (ii) high activity levels in the Bay of Campeche.

(12) SUBSEQUENT EVENTS (UNAUDITED)

   On November 2, 1994, the Company and Falcon Drilling Company, Inc. ("Falcon") signed a letter of intent to merge. On February 15, 1995, Falcon and the Company agreed to terminate the letter of intent and related discussions because then current market conditions led both parties to conclude that a definitive agreement could not be reached at that time.

   On February 28, 1995, the Company repaid $5,000 of the revolving credit facility associated with the Loan described in Note 5 hereto. The Company anticipates that amount will be re-borrowed in addition to other borrowings in 1995 to fund capital expenditures.

   Weakness in natural gas prices contributed to a substantial downturn in U.S. Gulf of Mexico drilling activity in early 1995. As a result, the Company's operations and cash flow have been adversely affected. In response to these conditions, the Company has elected to temporarily deactivate some of its rigs and may deactivate additional rigs until market conditions improve.

   On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The purchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such times and in such amounts as the Company deems appropriate. The Company will fund such repurchases from working capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III


         The information called for by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's Proxy Statements relating to its annual meeting of Shareholders to be held May 2, 1995, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.



                                    PART IV


ITEM 14.         EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are included in Part II, Item 8:

        (1)  Consolidated Financial Statements

                                                                                                                   Page
                                                                                                                   ----
                 Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           26

                 Consolidated Balance Sheets at December 31, 1994 and 1993  . . . . . . . . . . . . . . .           27

                 Consolidated Statements of Operations for each of the years
                   in the three-year period ended December 31, 1994   . . . . . . . . . . . . . . . . . .           28

                 Consolidated Statements of Shareholders' Equity for each of
                   the years in the three-year period ended December 31, 1994   . . . . . . . . . . . . .           29

                 Consolidated Statements of Cash Flows for each of the years
                   in the three-year period ended December 31, 1994   . . . . . . . . . . . . . . . . . .           30

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .           32


        (2)  Financial Statement Schedules

                 Schedule I  - Condensed Financial Information of Marine
                               Drilling Companies, Inc.  for the years ended
                               December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . .           47


        All other schedules are omitted as the information is not required or is not applicable.

        (3)  Exhibits:

        Exhibit
        Number

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

       10.22 Termination and Amendment Agreement (respecting the Shareholders' Agreement dated October 29, 1992) dated as of June 18, 1993 by and among Marine Drilling Companies, Inc., The Chase Manhattan Bank (National Association), Warburg, Pincus Capital Company, L.P., Aeneas Venture Corporation, Capricorn Investors, L.P. and William O. Keyes. (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1993.)

    * 10.23 Loan Agreement and related documents among The CIT Group/Equipment Financing, Inc., as Lender, Marine Drilling Companies, Inc., as Guarantor, and Keyes Holding Corporation, as Borrower, dated as of December 1, 1994.

    *   21.1     Subsidiaries of the Registrant.

    *   23.1     Consent of Independent Certified Public Accountants.

    *   24.1     Powers of attorney.

    *   27.1     Financial Data Schedule

_________________________

++ Management contract or compensation plan or arrangement required to be filed as an exhibit to this report.

*       Filed herewith.

(b)     Reports on Form 8-K:

       Three reports on Form 8-K were filed during the fourth quarter of 1994 --

        (1) Report of the Company dated November 4, 1994 disclosing that it entered into a letter of intent with Falcon Drilling Company, Inc. to merge the two companies.

        (2) Report of the Company dated November 23, 1994 disclosing its consummation of the acquisition of the MARINE 3 jack-up drilling rig.

        (3) Report of the Company dated December 6, 1994 disclosing its acquisition of the MARINE 201 (formerly the Nordic Explorer) jack-up drilling rig and the closing of a $35 million credit facility with The CIT Group/Capital Equipment Financing, Inc.

                                                                      SCHEDULE I


                        MARINE DRILLING COMPANIES, INC.
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                   DECEMBER 31,
                                                                                          --------------------------
                                                                                             1994            1993
                                                                                          ----------      ----------
                              ASSETS
Cash                                                                                      $      584      $    7,546
Investments in and amounts due from subsidiaries                                             120,512         104,715
                                                                                          ----------      ----------
                                                                                          $  121,096      $  112,261
                                                                                          ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued liabilities and other                                                             $       --      $      468

Deferred Income Taxes, long-term                                                               8,365           5,376

Shareholders' Equity:
   Common stock, par value $.01.  Authorized 200,000,000
      shares; issued and outstanding 43,917,766 and
      43,682,668 shares in 1994 and 1993, respectively                                           439             437
   Common stock restricted                                                                      (804)           (844)
   Additional paid-in capital                                                                 92,143          91,801
   Retained earnings from January 1, 1993
      (deficit of $49,572 as of December 31, 1992
      eliminated in quasi-reorganization)                                                     20,953          15,023
                                                                                          ----------      ----------
              Total shareholders' equity                                                     112,731         106,417
                                                                                          ----------      ----------
                                                                                          $  121,096      $  112,261
                                                                                          ==========      ==========





      See accompanying notes and the notes to the Condensed Financial Statements

                        MARINE DRILLING COMPANIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1994             1993             1992
                                                                        ----------       ----------       ----------
Revenues                                                                $        --      $       --       $       --

Costs and Expenses:
 Contract drilling                                                               --              --              293
 Depreciation and amortization                                                   --              --            1,541
 General and administrative                                                      --             (10)            (435)
 Charter drilling expense - affiliates, net                                      --              --              328
                                                                        -----------      ----------       ----------
                                                                                 --             (10)           1,727
                                                                        -----------      ----------       ----------
    Operating income (loss)                                                      --              10           (1,727)
                                                                        -----------      ----------       ----------


Other Income (Expense):
 Interest expense                                                                --              --              (88)
 Interest income                                                              1,390             857            1,839
 Equity in earnings (loss) of subsidiaries                                    7,733          22,422          (91,677)
 Other                                                                           --              --              286
                                                                        -----------      ----------       ----------

                                                                              9,123          23,279          (89,640)
                                                                        -----------      ----------       ----------

Income (Loss) Before Income Taxes
 and Extraordinary Items                                                      9,123          23,289          (91,367)
Income Taxes                                                                  3,193           8,266               --
                                                                        -----------      ----------       ----------
Income (Loss) Before Extraordinary
 Items                                                                        5,930          15,023          (91,367)
Extraordinary Item:
 Gains on early extinguishments of debt                                          --              --          104,523
                                                                        -----------      ----------       ----------

Net Income                                                                    5,930          15,023           13,156
Preferred Stock Discount Accretion and
 Dividend Requirements                                                           --              --           (6,681)
                                                                        -----------      ----------       ----------
Net Income Applicable to Common
 Shareholders                                                           $     5,930      $   15,023       $    6,475
                                                                        ===========      ==========       ==========





      See accompanying notes and the notes to the Condensed Financial Statements

                        MARINE DRILLING COMPANIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1994             1993             1992
                                                                        ----------       ----------       ----------
Cash Flows From Operating Activities:
 Net income                                                             $     5,930      $   15,023       $   13,156
 Adjustments to reconcile net income to net cash
    used in operating activities:
      Extraordinary gains on early extinguishments
         of debt                                                                 --              --         (104,523)
      Depreciation and amortization                                              --              --            1,541
      Gain on disposition of equipment                                           --              --             (233)
      Deferred income taxes                                                   2,989           5,376               --
      Pre-quasi-reorganization net operating loss
         carryforwards                                                           --           1,612               --
      Tax benefits related to common stock issued
         pursuant to long term incentive plan                                    50             490               --
      Equity in (earnings) loss of subsidiaries                              (7,733)        (22,422)          91,677
      Increase in amounts due from subsidiaries                              (1,556)        (12,654)          (8,854)
      Accrual (reversal) of compensation expense, net                           318             233             (741)
      Changes in working capital other than cash and
         cash equivalents                                                      (466)          1,111             (407)
                                                                        -----------      ----------       -----------
            Net cash used in operating activities                              (468)        (11,231)          (8,384)
                                                                        -----------      ----------       ----------

Cash Flows From Investing Activities:
 Investment in subsidiaries                                                  (6,507)        (17,221)              --
 Purchase of equipment                                                           --              --             (500)
 Proceeds from disposition of equipment                                          --              --              333
                                                                        -----------      ----------       ----------

            Net cash used in investing activities                            (6,507)        (17,221)            (167)
                                                                        -----------      ----------       ----------

Cash Flows From Financing Activities:
 Proceeds from bridge loan - Recapitalization                                    --              --            4,000
 Proceeds from sale of common stock                                              --          28,200           12,048
 Issuance cost of common stock                                                   --            (422)            (511)
 Proceeds from exercise of stock options                                         13             327               --
                                                                        -----------      ----------       ----------

            Net cash provided by financing activities                            13          28,105           15,537
                                                                        -----------      ----------       ----------

            Net increase (decrease) in cash and cash
               equivalents                                                   (6,962)           (347)           6,986

Cash and cash equivalents at beginning of year                                7,546           7,893              907
                                                                        -----------      ----------       ----------

Cash and cash equivalents at end of year                                $       584      $    7,546       $    7,893
                                                                        ===========      ==========       ==========

                                                                     [Continued]





      See accompanying notes and the notes to the Condensed Financial Statements

                        MARINE DRILLING COMPANIES, INC.
               CONDENSED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1994             1993             1992
                                                                        ----------       ----------       ----------
Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                                                      $       175      $      501       $       --
                                                                        ===========      ==========       ==========

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
 Restructuring Activities:
    On October 29, 1992, the 1992 Reorganization was
      approved by the Company's shareholders, giving
      effect to the following transactions:
         Conversion of 14% Cumulative Exchangeable
            Preferred Stock (including accrued dividends
            thereon) to 19,369,893 shares of common stock               $        --      $       --       $   63,914
                                                                        ===========      ==========       ==========
         Issuance of 4,994,752 shares of MDCI stock to
            a subsidiary at fair value of $1.25 per share               $        --      $       --       $    6,244
                                                                        ===========      ==========       ==========
         Conversion of Bridge Loan indebtedness into
            3,270,054 shares of common stock                            $        --      $       --       $    4,087
                                                                        ===========      ==========       ==========

 Intercompany activities:
    In December 1992, the Company received four
      drilling rigs and accounts receivable in
      consideration for the compromise of a note,
      accrued interest thereon and other receivables
      from a subsidiary                                                 $        --      $       --       $   14,282
                                                                        ===========      ==========       ==========
    In December 1992, the Company contributed six
      drilling rigs and other assets to a subsidiary                    $        --      $       --       $   18,937
                                                                        ===========      ==========       ==========

 Other Activities:
    Accrual of cumulative dividends and accretion of
      discount on preferred stock                                       $        --      $       --       $    6,681
    Issuance of 83,000 and 385,000 shares in 1994 and
      1993, respectively, of restricted common stock                    $       415      $    1,126       $       --
    Forfeiture of 31,250 and 30,000 shares in 1994 and
      1993, respectively, of restricted common stock                    $      (137)     $      (49)      $       --
    Issuance of 173,348 and 40,105 shares in 1994 and
      1993, respectively, to employee retirement plan                   $       816      $      199       $       --
                                                                        ===========      ==========       ==========





      See accompanying notes and the notes to the Condensed Financial Statements

                        MARINE DRILLING COMPANIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




(1)   SOURCES OF FUNDING AND SUBSIDIARIES' FUNDING REQUIREMENTS

      The Company's primary source of funding consists of dividends, distributions and repayments of intercompany advances and loans by its subsidiaries.

      To the extent that the Company's subsidiaries have funding requirements in excess of amounts available from operations (if any), those subsidiaries' primary source of funding is from the Company.


(2)   INVESTMENT IN AND AMOUNTS DUE FROM SUBSIDIARIES

      Due to the restrictions on intercompany payments, amounts due from certain subsidiaries have been classified as non-current assets.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SUGAR LAND, STATE OF TEXAS, ON THIS 7TH DAY OF MARCH 1995.

                                        MARINE DRILLING COMPANIES, INC.


                                        By      /s/  William O. Keyes
                                           -----------------------------------
                                                     William O. Keyes
                                                         President

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

             Signature                                      Title                               Date
             ---------                                      -----                               ----
      /s/ William O. Keyes                      Chairman of the Board, President             March 7, 1995
- -----------------------------------              and Chief Executive Officer
         William O. Keyes                       (Principal Executive Officer)


      /s/ William H. Flores                          Senior Vice President,                  March 7, 1995
- -----------------------------------          Chief Financial Officer and Director
         William H. Flores                      (Principal Financial Officer)


         /s/ Joan R. Smith                          Vice President, Controller               March 7, 1995
- -----------------------------------                     and Secretary
           Joan R. Smith                        (Principal Accounting Officer)


      /s/ David E. Libowitz*                                 Director                        March 7, 1995
- -----------------------------------
         David E. Libowitz


   /s/ Christopher M. Linneman*                              Director                        March 7, 1995
- -----------------------------------
      Christopher M. Linneman


      /s/ Howard H. Newman*                                  Director                        March 7, 1995
- -----------------------------------
         Howard H. Newman


   /s/ Herbert S. Winokur, Jr.*                              Director                        March 7, 1995
- -----------------------------------
     Herbert S. Winokur, Jr.


* By   /s/ William H. Flores                                                                 March 7, 1995
     ------------------------------
        (William H. Flores)
         Attorney-in-Fact

                               INDEX TO EXHIBITS



 EXHIBIT
  NUMBER                                   EXHIBITS
  ------                                   --------
  10.23          Loan Agreement and related documents among The CIT Group/
                 Equipment Financing, Inc., as Lender, Marine Drilling Companies,
                 Inc., as Guarantor, and Keyes Holding Corporation, as Borrower,
                 dated as of December 1, 1994.

  21.1           Subsidiaries of the Registrant.

  23.1           Consent of Independent Certified Public Accountants.

  24.1           Powers of attorney.

  27.1           Financial Data Schedule