Form 10-K/A
period 1994-12-31
MARINE DRILLING COMPANIES INC
filed 1995-05-01
CIK 860521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                                1994 FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM                   TO                  .
                                    ------------------   ------------------

                         COMMISSION FILE NUMBER: 0-18309

                         MARINE DRILLING COMPANIES, INC.

             (Exact name of registrant as specified in its charter)

                 TEXAS                                   74-2558926
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

ONE SUGAR CREEK CENTER BLVD. -- SUITE 600, SUGAR LAND, TEXAS                      77478-3556
           (Address of principal executive offices)                                (Zip Code)

      Registrant's telephone number, including area code:    (713) 243-3000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY
                 NONAFFILIATES ON APRIL 27, 1995 - $97,158,580.

                  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                         ON APRIL 27, 1995 - 44,009,643.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         The undersigned Registrant hereby amends the items included in its annual report on Form 10-K for the fiscal year ended December 31, 1994 as follows:

         -       Part III
         -       Part IV

                                    PART III

ITEM 10.         DIRECTORS OF THE REGISTRANT

         The directors of the Company are as follows:

                                                                                                     Director
                     Name                   Age                         Position                     Since
        --------------------------          ---     -------------------------------                  -----------
        William O. Keyes  . . . . . . . .    65     Chairman of the Board, President,
                                                    Chief Executive Officer and Director              1990
        William H. Flores . . . . . . . .    41     Senior Vice President, Chief Financial
                                                    Officer, Assistant Secretary and Director         1990
        David E. Libowitz (1) . . . . . .    32     Director                                          1994
        Christopher M. Linneman (1)(2)  .    35     Director                                          1994
        Howard H. Newman  . . . . . . . .    48     Director                                          1987
        Herbert S. Winokur, Jr. (2) . . .    51     Director                                          1987


(1)     Member of Audit Committee
(2)     Member of Personnel and Compensation Committee

        William O. Keyes, a Director since March 1990, has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1991. He served as Vice Chairman of the Board and Senior Vice President of the Company from March 1990 to December 1991. Prior thereto, Mr. Keyes served as sole director, sole shareholder and President of Keyes Offshore, Inc. since its organization in October 1977.

        William H. Flores has been Senior Vice President, Chief Financial Officer, Assistant Secretary and Director since March 1990. Prior thereto, Mr. Flores served as Vice President--Finance for Keyes Offshore, Inc. since December 1986.

        David E. Libowitz has been a Director of the Company since 1994. Mr. Libowitz has served as a Vice President of Warburg, Pincus Ventures, Inc., the venture banking subsidiary of E.M. Warburg, Pincus & Co., Inc., since January 1995 and has been associated with E. M. Warburg, Pincus & Co., Inc. since 1991.

        Christopher M. Linneman has been a Director of the Company since 1994. Mr. Linneman has served as a Managing Director of Chemical Securities, Inc. since May 1994. Prior thereto, he was associated with E. M. Warburg, Pincus & Co., Inc. since April 1990, serving as a Vice President from January 1992 to April 1994. He also served as Vice President with Drexel Burnham Lambert Inc. from January 1989 to March 1990.

        Howard H. Newman has been a Director of the Company since 1987. Mr. Newman has served as Managing Director of E.M. Warburg, Pincus & Co., Inc. since 1987. He is also a director of ADVO, Inc., Comcast UK Cable Partners Limited, Newfield Exploration Company and RenaissanceRe Holdings Ltd.

        Herbert S. Winokur, Jr. has been a director of the Company since 1987. Mr. Winokur has been President of Winokur & Associates, Inc., an investment and management services firm, and Managing General Partner of Capricorn Investors, L.P., a private investment partnership concentrating on investments in restructuring situations, since 1987. He previously served as Senior Executive Vice President and a Director of Penn Central Corporation from 1983 to 1987, except for his position as Director to which he was elected in 1984. He is Chairman of the Board of DynCorp and a Director of Enron Corporation, NHP, Inc. and NacRe Corporation.

         Each of the elected directors has been elected to serve until the next annual meeting of the Company's stockholders, or until his successor is duly elected and qualified.

    Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report in this statement any failure to file by the relevant due date any of these reports during the preceding fiscal year.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1994, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were timely satisfied except as follows:

        . W. Thomas Adams, the Company's Vice President of Marketing and Sales from October 10, 1994 to February 20, 1995, failed to timely report his election as an executive officer of the Company on October 10, 1994. The event was later report on Form 3, filed February 10, 1995.

ITEM 11.    EXECUTIVE COMPENSATION AND RELATED MATTERS

        The following table sets forth information with respect to the five executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                            -------------------            ----------------------
                                                                            AWARDS
                                                                            ------
                                                                 OTHER     SECURITIES                 ALL OTHER
                                                                 ANNUAL    UNDERLYING                  COMPEN-
      NAME AND                                                   COMPEN-   STOCK            LTIP       SATION
 PRINCIPAL POSITION    YEAR       SALARY       BONUS             SATION    OPTIONS         PAYOUTS      (1)
 ------------------    ----       ------       -----             -------   ----------      -------    ---------
William O. Keyes       1994       $180,000       $65,000         $--            --          $--        $20,340
Director, Chairman     1993        165,000     2,000,000          --            --           --         16,186
of the Board,          1992        165,000       100,000          --       400,000           --          7,166
President & CEO

William H. Flores      1994        140,016        44,500          --            --           --          7,756
Director, SVP,         1993        130,008     2,000,000          --            --           --          9,751
CFO & Asst. Secr.      1992        130,008       100,000          --       402,400           --            731

Gerald T. Greak        1994        126,432        15,000          --            --           --          9,722
SVP--Engineering       1993        120,400       169,199          --        75,000           --         11,317
                       1992        120,400        20,000          --       201,800           --          2,233

Hugh L. Adkins         1994        115,032        17,250          --            --           --          9,179
SVP/Operations Mgr.    1993        100,000       199,499          --        75,000           --          8,404
                       1992         95,833        15,000          --       150,520           --          1,073

Joan R. Smith (2)      1994         85,224        14,000          --            --           --          5,503
VP/Controller/Secr.    1993         80,640       197,352          --        40,000           --          6,780


                                                                              (see footnotes on following page)


Footnotes:

(1) "All Other Compensation" includes the value of group life insurance benefits provided on behalf of each respective executive officer, and benefits related to the Marine Drilling Companies 401(k) Profit Sharing Plan including (i) the value of the Company's matching contributions up to 5% of qualified compensation and (ii) the value of forfeitures allocated to each individual's account. The amounts reported are set forth in detail below:

                                                                  Life               401(k)
                        Name                     Year           Insurance             Plan
                 ----------------                ----           ---------          ---------
                 William O. Keyes                1994           $  11,340          $   9,000
                                                 1993               6,950              9,236
                                                 1992               6,950                216

                 William H. Flores               1994                 755              7,001
                                                 1993                 515              9,236
                                                 1992                 515                216

                 Gerald T. Greak                 1994               1,895              7,827
                                                 1993               2,081              9,236
                                                 1992               2,081                152

                 Hugh L. Adkins                  1994               1,027              8,152
                                                 1993               1,044              7,360
                                                 1992                 935                138

                 Joan R. Smith                   1994                 272              5,231
                                                 1993                 319              6,461

(2) In accordance with the rules on executive compensation disclosure adopted by the SEC, Ms. Smith's compensation is not shown for years prior to 1993, which was the year during which she first became an executive officer.

STOCK OPTIONS

        No stock options were granted to any named executive officer in 1994. The following table sets forth information with respect to each named executive officer concerning the exercise of options during the last fiscal year and the number of shares covered by all exercisable and non-exercisable stock options held by the named executive officers at the end of the fiscal year.

                             OPTIONS EXERCISED                                            VALUE OF UNEXERCISED
                             -----------------         NUMBER OF UNEXERCISED              IN-THE-MONEY OPTIONS
                           SHARES                       OPTIONS AT YEAR-END                AT YEAR-END (1)
                          ACQUIRED      VALUE          ---------------------              --------------------
         NAME           ON EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
         ----           -----------    --------    -----------    -------------      -----------    -------------
William O. Keyes.......      --            --       100,000          200,000        $ 175,000        $ 350,000
William H. Flores......      --            --       100,000          200,000          175,000          350,000
Gerald T. Greak........      --            --       120,550          156,250          178,150          175,000
Hugh L. Adkins.........      --            --        94,270          131,250          132,160          131,250
Joan R. Smith..........      --            --        28,750           67,500           32,813           65,625

(1) This valuation represents the difference between $3.00, the closing price of the Common Stock on the Nasdaq Stock Market on December 30, 1994 and the exercise prices of the stock options.

         DIRECTOR COMPENSATION AND EXPENSES

         During 1994, no fees were paid to directors who are not employees of the Company or its subsidiaries, other than reimbursement of reasonable travel and other expenses incurred while attending any meeting of the Board of Directors.

         On March 6, 1995, the Company's Board of Directors approved the Marine Drilling Companies 1995 Non-Employee Directors' Plan (the "Non-Employee Plan") which is intended to compensate directors who are not employees of the Company or its subsidiaries for their services as members of the Company's Board of Directors. The adoption of the Non-Employee Plan is subject to approval by the Company's common stockholders at its 1995 Annual Meeting of Stockholders. The Non-Employee Plan includes the following components:

         - An annual retainer of $24,000 payable 50% in cash and 50% in shares of the Company's Common Stock;

         - A cash payment of $500 per meeting attended or teleconference in which a director participates;

         - A cash payment of $250 per committee meeting attended or committee teleconference in which a director participates;

         - An initial option for 10,000 shares of the Company's Common Stock to be granted to each non-employee nominee concurrently with their initial election to the Company's Board of Directors after approval of the Non-Employee Plan by the Company's stockholders;

         - An option for 2,500 shares of the Company's Common Stock to be granted to each non-employee director upon each election (subsequent to the initial election discussed above) to the Board of Directors.

         The Board of Directors has approved a special payment to Mr. Christopher M. Linneman in consideration of his services as a director of the Company from May 4, 1994 through the date of the next annual meeting of the Company's stockholders. This payment shall be made in cash and will be calculated based on the meetings attended and teleconferences in which he participated as if the Non-Employee Plan had been in effect as of May 4, 1994 and by converting all amounts which would have been payable through the issuance of Common Stock or grants of options for Common Stock into a cash equivalent. At the present time, the expected amount of this payment is approximately $45,000 and will be payable at the next annual meeting of the Company's stockholders. Mr. Linneman is the only current director of the Company who is neither a member of management nor affiliated with a major stockholder of the Company.

OTHER MATTERS

         The Company has adopted an executive severance policy covering six of its officers, including each of the named executive officers, providing for severance consideration of one year's base pay and continuation of certain medical and dental benefits. These amounts and benefits are payable upon termination of employment of such executive other than (i) a termination by the Company for cause (as defined in the policy), (ii) a termination by the executive without cause (as provided in the policy) or (iii) the death or disability of the executive. The covered executive is entitled to such amount and benefit if he resigns within 30 days of the discontinuance of this policy or a reduction in the economic benefits provided therein within one year after occurrence of a change of control of the Company as defined in the Marine Drilling 1992 Long-Term Incentive Plan.

         The directors and officers of the Company have no interlocking relationships with the compensation committees (or their equivalent) of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the shares of Common Stock (the only class of securities of the Company) owned of record and beneficially as of March 31, 1995, by (i) all persons of record who own or are known by the Company to own beneficially more than 5% of the outstanding shares of such class of stock, (ii) each current director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table included in Item 11 hereof, and (iv) all directors and executive officers of the Company as a group:

                                                                              COMMON STOCK
                                                                     -------------------------------
                                                                     NUMBER              PERCENTAGE
                                                                       OF                 OF COMMON
STOCKHOLDER                                                          SHARES (1)          STOCK OWNED
- -----------                                                          ----------          -----------
Warburg, Pincus Capital Company, L.P. (2) . . . . . . . . .         11,091,120                25.2%
   466 Lexington Avenue
   New York, NY  10017

Aeneas Venture Corporation  . . . . . . . . . . . . . . . .          5,328,431                12.1%
   600 Atlantic Avenue
   Boston, MA  02210

FMR Corp. (3) . . . . . . . . . . . . . . . . . . . . . . .          5,132,900                11.7%
   82 Devonshire Street
   Boston, MA  02109

The Chase Manhattan Bank, N.A.  . . . . . . . . . . . . . .          3,123,985                 7.1%
   One Chase Manhattan Plaza
   New York, NY  10081

Capricorn Investors, L.P (4). . . . . . . . . . . . . . . .          2,537,726                 5.8%
   72 Cummings Point Road
   Stamford, CT  06902

William O. Keyes (5)  . . . . . . . . . . . . . . . . . . .          1,731,626                 3.9%

William H. Flores (6) . . . . . . . . . . . . . . . . . . .            205,781                 0.5%

Howard H. Newman (7)  . . . . . . . . . . . . . . . . . . .         11,091,120                25.2%

David E. Libowitz (8) . . . . . . . . . . . . . . . . . . .                 --                 --

Christopher M. Linneman (9) . . . . . . . . . . . . . . . .                 --                 --

Herbert S. Winokur, Jr. (10)  . . . . . . . . . . . . . . .          2,537,726                 5.8%

Gerald T. Greak (11)  . . . . . . . . . . . . . . . . . . .            125,673                 0.3%

Hugh L. Adkins (12) . . . . . . . . . . . . . . . . . . . .             97,425                 0.2%

Joan R. Smith (13)  . . . . . . . . . . . . . . . . . . . .             33,382                 0.1%

All executive officers and directors
 as a group (9 persons) (14)  . . . . . . . . . . . . . . .         21,151,164                48.1%


Footnotes:

  (1) Includes shares of Common Stock held by the Trustee of the Marine Drilling Companies 401(k) Profit Sharing Plan for the accounts of individuals as follows: Mr. Keyes -- 2,793 shares; Mr. Flores -- 2,490 shares; Mr. Greak -- 2,605 shares; Mr. Adkins -- 2,631 shares and
        Ms. Smith -- 2,018 shares.

  (2) The sole general partner of Warburg, Pincus Capital Company, L.P. ("Warburg") is Warburg, Pincus & Co., a New York general partnership ("WP"). Lionel I. Pincus is the managing partner of WP and may be deemed to control it. E.M. Warburg, Pincus & Co., Inc. ("EMW"), through a wholly-owned subsidiary, manages Warburg. WP owns all of the outstanding stock of EMW and,

                                             (notes continued on following page)

Footnotes (continued) --

        as the sole general partner of Warburg, has a 20% interest in the profits of Warburg. EMW owns 0.9% of the limited partnership interests in Warburg. Howard H. Newman, a Director of the Company nominated by Warburg, is a Managing Director of EMW and is a general partner of WP. As such, Mr. Newman may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities and Exchange Act of 1934) in an indeterminate portion of the shares beneficially owned by Warburg, WP and EMW. David E. Libowitz, a Director of the Company, is an officer of a wholly-owned subsidiary of EMW. He serves on the Company's Board of Directors as a nominee of Warburg, and disclaims beneficial ownership of the stock of the Company owned by Warburg. See Notes (7) and (8) below. See "Shareholders' Agreement" included as part of this
        Item 12.

  (3)   Based on a Schedule 13G filed by FMR Corp. on February 13, 1995. Such
        Schedule 13G indicates that Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 611,300 shares as a result of acting as advisor to several investment companies and that Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 611,300 shares as a result of its serving as investment manager of institutional accounts. Edward C. Johnson 3rd, Chairman of FMR Corp., and Abigail P. Johnson each own 24.9% of the outstanding voting common stock of FMR Corp.

  (4) The general partner of Capricorn Investors, L.P. ("Capricorn") is Capricorn Holdings, G.P., the general partner of which is Winokur Holdings, Inc. Mr. Winokur is the President and sole shareholder of Winokur Holdings, Inc. Mr. Winokur, a director of the Company, may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares owned by Capricorn.

  (5) Mr. Keyes is Chairman of the Board, Chief Executive Officer, President and Director of the Company. Mr. Keyes holds options to purchase 200,000 shares of Common Stock under the Company's 1992 Long Term Incentive Plan, and as of March 31, 1995, no shares were exercisable within sixty
        (60) days.

  (6) Mr. Flores is a Director, Senior Vice President and Chief Financial Officer of the Company. Mr. Flores holds options to purchase 300,000 shares of Common Stock under the Company's 1992 Long Term Incentive Plan, and as of March 31, 1995, 100,000 shares were exercisable within sixty (60) days.

  (7) Mr. Newman is a Director of the Company. All of the shares indicated as owned by Mr. Newman are owned directly by Warburg and are included because of Mr. Newman's affiliation with Warburg. Mr. Newman disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. See Note (2) above.

  (8) Mr. Libowitz is a Director of the Company. Mr. Libowitz is an officer of a wholly-owned subsidiary of EMW. He serves on the Company's Board of Directors as a nominee of Warburg, and disclaims beneficial ownership of the stock of the Company owned by Warburg. See Note (2) above.

  (9) Mr. Linneman, a Managing Director of Chemical Securities Inc., is a Director of the Company. Mr. Linneman served as Warburg's representative to the Company's Board of Directors until July 20, 1994 pursuant to a shareholders' agreement. See "Shareholders' Agreement" included as part of this Item 12. Mr. Linneman was an officer of a wholly-owned subsidiary of EMW until April 1994. See Note (2) above.

  (10) Mr. Winokur is a Director of the Company. All shares indicated as beneficially owned by Mr. Winokur are owned directly by Capricorn and are included because of Mr. Winokur's affiliation with Capricorn. See Note (4) above.

  (11) Mr. Greak is Senior Vice President--Engineering of the Company. Mr. Greak holds options to purchase 276,800 shares of Common Stock under the Company's 1992 Long Term Incentive Plan, and as of March 31, 1995, 120,550 shares were exercisable within sixty (60) days which are included in such amount.

 (12) Mr. Adkins is Senior Vice President and Operations Manager of the Company. Mr. Adkins holds options to purchase 225,520 shares of Common Stock under the Company's 1992 Long Term Incentive Plan, and as of March 31, 1995, 94,270 shares were exercisable within sixty (60) days which are included in such amount.

  (13) Ms. Smith is Vice President, Controller and Secretary of the Company. Ms. Smith holds options to purchase 96,250 shares of Common Stock under the Company's 1992 Long Term Incentive Plan, and as of March 31, 1995, 28,750 shares were exercisable within sixty (60) days.

 (14) Included are the shares owned by Warburg and Capricorn with which Messrs. Newman, Libowitz, and Winokur are associated and 343,570 option shares exercisable within sixty (60) days of March 31, 1995.

SHAREHOLDERS' AGREEMENT

         On October 29, 1992, the Company, Warburg, Aeneas, Capricorn, Mr. Keyes and Chase entered into a shareholders' agreement (the "Shareholders' Agreement") with respect to the shares (the "Investor Shares") of Common Stock received by each of them in connection with the Recapitalization. The Shareholders' Agreement provided that, in any election of the Company's directors, each of Warburg, Chase, Aeneas, Capricorn and Mr. Keyes had the right to designate one nominee so long as the Investor Shares then owned by such shareholder equaled or exceeded 5% of the outstanding Common Stock. In addition, Warburg shall have the right to designate an additional nominee (for a total of two) so long as the Investor Shares then owned by it equals or exceeds 15% of the outstanding Common Stock. As a result of the Shareholders' Agreement, Warburg, Aeneas, Capricorn, Chase and Mr. Keyes had until June 29, 1993, among other things, the ability to elect all the directors of the Company.

         On June 29, 1993, the Shareholders' Agreement was terminated except with respect to Warburg's right to designate one or two nominees, as described above.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Warburg, Aeneas, Capricorn , Mr. Keyes and Chase obtained significant registration rights pursuant to a registration rights agreement entered into in connection with the consummation of the Recapitalization (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company has agreed to use its best efforts to keep a registration statement in effect for three years from October 29, 1992 covering the resale of all shares of Common Stock acquired by those parties.

         In connection with the Recapitalization, the Company, Warburg, Aeneas, Capricorn, Chase and Mr. Keyes entered into the Shareholders' Agreement. At April 27, 1995, Warburg and the Company are the only parties to the Shareholders' Agreement. See Item 12 -- Security Ownership of Certain Beneficial Owners and Management.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SUGAR LAND, STATE OF TEXAS, ON THIS 28TH DAY OF APRIL 1995.

                                                 MARINE DRILLING COMPANIES, INC.

                                                 By        William H. Flores
                                                   -----------------------------
                                                           William H. Flores
                                                         Senior Vice President

                                INDEX TO EXHIBITS

                                                                                SEQUENTIALLY
 EXHIBIT                                                                          NUMBERED
  NUMBER                                   EXHIBITS                                 PAGE

  23.1           Consent of Independent Certified Public Accountants.