Form 10-Q
period 1995-03-31
MARINE DRILLING COMPANIES INC
filed 1995-05-15
CIK 860521

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                -------------

                                  FORM 10-Q

         (MARK ONE)

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM ________TO________

                       COMMISSION FILE NUMBER: 0-18309

                                -------------

                       MARINE DRILLING COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

           TEXAS                                         74-2558926
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

    ONE SUGAR CREEK CENTER BLVD., SUITE 600, SUGAR LAND, TEXAS, 77478-3556
            (Address of principal executive offices and zip code)

                                (713) 243-3000
             Registrant's telephone number, including area code:

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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 10, 1995 -- 43,922,841

===============================================================================

                         MARINE DRILLING COMPANIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.         Index to Financial Statements
                  Consolidated Balance Sheets --
                  March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

                  Consolidated Statements of Operations --
                  Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . .     2

                  Consolidated Statements of Cash Flows --
                  Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . .     3

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .     4

                  Independent Auditors' Review Report . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .     8

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18



                                       (i)

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        1995                1994
                                                                                   ------------       ---------------
                    ASSETS

Current Assets:
  Cash and cash equivalents                                                        $     29,229        $     18,872
  Short-term investments                                                                  2,003              18,137
  Accounts receivable - trade and other, net                                             11,763              15,353
  Other current assets                                                                      357               1,020
                                                                                   ------------        ------------
          Total current assets                                                           43,352              53,382
Property and Equipment                                                                  106,549             102,431
  Less accumulated depreciation                                                          15,037              13,010
                                                                                   ------------        ------------
          Property and equipment, net                                                    91,512              89,421
Other assets                                                                                355                 412
                                                                                   ------------        ------------
                                                                                   $    135,219        $    143,215
                                                                                   ============        ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                            $      5,531        $      4,137
  Employer's liability claims, current                                                    1,400                 832
                                                                                   ------------        ------------
          Total current liabilities                                                       6,931               4,969

Long-Term Debt                                                                           10,000              15,000

Employer's Liability Claims, non-current                                                  2,194               2,150

Deferred Income Taxes                                                                     6,537               8,365

Commitments and contingencies

Shareholders' Equity:
  Common stock, par value $.01.  Authorized 200,000,000
     shares; issued and outstanding 43,999,643 and
     43,917,766 shares as of March 31, 1995 and
     December 31, 1994, respectively                                                        442                 439
  Common stock restricted                                                                  (794)               (804)
  Treasury stock, at cost (170,000 shares in 1995)                                         (522)                 --
  Additional paid-in capital                                                             92,715              92,143
  Retained earnings from January 1, 1993                                                 17,716              20,953
  Accumulated deficit of $49,572 as of December 31, 1992
     eliminated in quasi-reorganization                                                      --                  --
                                                                                   ------------        ------------
          Total shareholders' equity                                                    109,557             112,731
                                                                                   ------------        ------------
                                                                                   $    135,219        $    143,215
                                                                                   ============        ============





                 See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                        --------------------------------
                                            1995               1994
                                        ------------        ------------
Revenues                                $     12,545        $     18,814

Costs and Expenses:
  Contract drilling                           13,875              13,085
  Depreciation and amortization                2,144               1,873
  General and administrative                   1,752                 944
                                        ------------        ------------
                                              17,771              15,902
                                        ------------        ------------
     Operating income (loss)                  (5,226)              2,912
Other Income (Expense):                 ------------        ------------
  Interest expense                              (299)               --
  Interest income                                458                 136
  Other income (expense)                          86                 166
                                        ------------        ------------
                                                 245                 302
                                        ------------        ------------
Income (loss) before income taxes             (4,981)              3,214

Income tax expense (benefit)                  (1,744)              1,126
                                        ------------        ------------
Net income (loss)                       $     (3,237)       $      2,088
                                        ============        ============
Income (loss) per common share          $      (0.07)       $       0.05
                                        ============        ============
Weighted average common shares
  outstanding                             44,033,448          43,749,623
                                        ============        ============






                 See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     ------------------------------
                                                                                         1995              1994
                                                                                     ------------      ------------
Cash Flows From Operating Activities:

  Net income (loss)                                                                  $     (3,237)     $      2,088

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                       2,144             1,873
        Deferred income taxes                                                              (1,828)            1,069
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                             85                --
        Gain on disposition of equipment                                                     (115)             (321)
        Accrual of compensation expense, net                                                  118                91
        Changes in operating assets and liabilities:
          Receivables                                                                       3,590             5,729
          Other current assets                                                                663               534
          Payables, accrued expenses and employer's liability
             claims                                                                         2,236            (3,845)
          Other                                                                                30               (11)
                                                                                     ------------      ------------
             Net cash provided by operating activities                                      3,686             7,207
                                                                                     ------------      ------------
Cash Flows From Investing Activities:
  Proceeds from maturities of short-term investments                                       16,150                --
  Purchase of short-term investments, net                                                      --           (17,034)
  Purchase of equipment                                                                    (4,325)             (334)
  Proceeds from disposition of equipment                                                      218               344
                                                                                     ------------      ------------
             Net cash provided by (used in) investing activities                           12,043           (17,024)
                                                                                     ------------      ------------
Cash Flows From Financing Activities:
  Payments of debt                                                                         (5,000)               --
  Proceeds from exercise of stock options                                                     150                --
  Purchase of treasury stock                                                                 (522)               --
                                                                                     ------------      ------------
             Net cash used in financing activities                                         (5,372)               --
                                                                                     ------------      ------------
             Net increase (decrease) in cash and cash equivalents                          10,357            (9,817)

Cash and cash equivalents at beginning of period                                           18,872            21,719
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $     29,229      $     11,902
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                                                                      $        299      $         --
  Income taxes paid (refunded)                                                       $         (1)     $          1

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of 43,500 and 83,000 shares in 1995 and 1994,
     respectively, of restricted common stock                                        $        108      $        415
  Issuance of 88,700 and 27,208 shares in 1995 and 1994,
     respectively, to employee retirement plan                                       $        230      $        152

                 See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (UNAUDITED)

(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the three months ended March 31, 1995 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrant's independent public accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      RECLASSIFICATION OF ACCOUNTS

         Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation.

(3)      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires companies to review all assets for impairment based upon an evaluation of the recoverability of the carrying amounts. A new cost basis is to be established at fair value and any impairment adjustment is to be reported within continuing operations in the period in which the recognition criteria is first applied and met. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995, however, earlier application is encouraged. The Company plans to adopt
Statement 121 during 1995 and it anticipates that it will have no effect on the Company's financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (UNAUDITED)

(4)      INCOME TAXES

         Income taxes consist of the following:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ---------------------------------
                                                                                   1995                 1994
                                                                               -----------          ------------
                                                                                        (IN THOUSANDS)
        Current:
           U.S. federal . . . . . . . . . . . . . . . . . . . . . . . . . .    $        --          $         56
           State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1)                    1
                                                                               -----------          ------------
                                                                                        (1)                   57
                                                                               -----------          ------------
        Other:
           U.S. federal - deferred  . . . . . . . . . . . . . . . . . . . .         (1,828)                1,069
           Tax benefits related to common stock issued
             pursuant to long-term incentive plan   . . . . . . . . . . . .             85                    --
                                                                               -----------          ------------
                                                                                    (1,743)                1,069
                                                                               -----------          ------------
        Total tax provision (benefits)  . . . . . . . . . . . . . . . . . .    $    (1,744)         $      1,126
                                                                               ===========          ============

         For the three months ended March 31, 1995, the effective tax rate for financial reporting purposes approximates the U.S. federal statutory rate of 35%.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1995 and December 31, 1994 are presented below.


                                                                                 MARCH 31,           DECEMBER 31,
                                                                                    1995                1994
                                                                               ------------         -------------
                                                                                          (IN THOUSANDS)
        Deferred tax assets:
           Net operating loss carryforwards . . . . . . . . . . . . . . . .    $     30,076         $      28,804
           Investment tax, general business and foreign tax
             credit carryforwards   . . . . . . . . . . . . . . . . . . . .          12,896                13,410
           Employer's liability claims  . . . . . . . . . . . . . . . . . .           1,258                 1,044
           Allowance for bad debts  . . . . . . . . . . . . . . . . . . . .               1                     1
                                                                               ------------         -------------
           Total gross deferred tax assets  . . . . . . . . . . . . . . . .          44,231                43,259
           Less valuation allowance . . . . . . . . . . . . . . . . . . . .         (37,923)              (38,649)
                                                                               ------------         -------------
           Net deferred tax assets  . . . . . . . . . . . . . . . . . . . .           6,308                 4,610
                                                                               ------------         -------------
        Deferred tax liabilities:
           Plant and equipment, principally due to differences
             in depreciation  . . . . . . . . . . . . . . . . . . . . . . .          11,223                11,273
           Deferred intercompany gains and losses . . . . . . . . . . . . .           1,622                 1,702
                                                                               ------------         -------------
           Total gross deferred tax liabilities . . . . . . . . . . . . . .          12,845                12,975
                                                                               ------------         -------------
           Net deferred tax liability . . . . . . . . . . . . . . . . . . .    $      6,537         $       8,365
                                                                               ============         =============

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (UNAUDITED)

(5)     SHORT-TERM INVESTMENTS

        Short-term investments are carried at amortized cost, which approximates market as of March 31, 1995. They primarily consist of Eurodollars which are generally held to maturity.

(6)     NET INCOME PER COMMON SHARE

        Net income (loss) per common share for the three months ended March 31, 1995 and 1994 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

(7)     COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:

        We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented here); and in our report dated February 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        KPMG PEAT MARWICK LLP

Houston, Texas
April 21, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Marine Drilling Companies, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Texas in January 1990. Since 1966, the Company or its predecessors has been engaged in offshore contract drilling of oil and gas wells for independent and major oil and gas companies. As of the date of this report, the Company owned and operated a fleet of thirteen mobile offshore jack-up drilling rigs, consisting of four independent leg cantilever jack-ups and nine mat supported jack-ups. On that date, twelve of the Company's thirteen rigs were located in the U.S. Gulf of Mexico and one was in transit to the U.S. Gulf of Mexico from the Bay of Campeche. The Company currently derives substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and in the Bay of Campeche. The Company's rigs could, with certain modifications, work in other areas, however, the Company's rigs are not suitable for those areas, such as the North Sea, that require hostile environment operating capabilities.

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

    Worldwide Offshore Market Conditions

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

        In late 1994 and early 1995, the price of natural gas deteriorated due to a mild winter in the U.S. As a result, jack-up rig demand in the U.S. Gulf of Mexico has shown a decline compared to 1994. According to Offshore Data Services, as of May 9, 1995, there were 142 jack-up rigs in the U.S. Gulf of Mexico of which 101 were contracted (a 71% utilization rate). Day rates during early 1995 have also deteriorated and may decline further. Moreover, as previously discussed, jack-up rigs are mobile and competitors could move additional rigs from other markets to the U.S. Gulf of Mexico. In addition, there are additional non-marketed rigs stacked in the U.S. Gulf of Mexico which, subject to some expenditure, have been or could be reactivated. Such movement or reactivation could further depress pricing levels.


    Bay of Campeche, Offshore Mexico

        The Bay of Campeche drilling market experienced rapid growth in rig demand during the period from late 1992 to mid-1993. Since that time, the market has shown general deterioration. The Company was able to contract two of its rigs (the MARINE 301 and MARINE 303) into this market in late 1992 and another in mid-1993. The first two rigs completed their contracts in late 1993 and early 1994, respectively, and subsequently returned to the U.S. Gulf of Mexico. The third rig (the MARINE 300) recently completed its contract, pursuant to extensions of the initial contract, and is returning to the U.S. Gulf of Mexico as of the date of this report.

        All rigs in the Bay of Campeche are performing drilling services for Petroleos Mexicanos ("Pemex"), the national oil company of the Republic of Mexico. Of the rigs working for Pemex in the Bay of Campeche, some are subject to contracts between the respective drilling contractors and Pemex and the other rigs are working for turnkey companies which, in turn, have entered into turnkey drilling contracts with Pemex. The MARINE 300 was contracted to Industrial Perforadora, S.A. de CV ("IPC") which, in turn, supplied the rig and its services to Pemex pursuant to a contract between Pemex and IPC.

        Recently, Mexico's currency, the peso, has suffered a significant devaluation. If this devaluation were to adversely affect Pemex's drilling programs, the demand for jack-up rigs in this market could further deteriorate. The Company is unable at this time to predict the effect of this occurrence on the Company's operations.

        According to Offshore Data Services, as of April 6, 1995, there were 12 contracted jack-up rigs in the Bay of Campeche compared to 11 contracted jack-up rigs in early December 1992 and 18 in December 1993. These rigs are operated by a variety of U.S.-based and Mexico-based drilling contractors. The Company considers the Bay of Campeche to be a potentially lucrative market and continues to actively market its fleet in this area.

        The following table sets forth certain industry and Company historical data for the periods indicated:


                                                          THREE MONTHS ENDED                       YEARS ENDED
                                                               MARCH 31,                           DECEMBER 31,
                                                          ---------------------                -------------------
                                                          1995             1994                1994           1993
                                                          ----             ----                ----           ----
INDUSTRY(1):

U.S. Gulf of Mexico:
   Total jack-up rigs . . . . . . . . . . . . . .         141              127                  136             116
   Working jack-up rigs . . . . . . . . . . . . .          94               92                  103              91
   Utilization  . . . . . . . . . . . . . . . . .          67%              72%                  76%             77%

All other markets:
   Total jack-up rigs . . . . . . . . . . . . . .         249              270                  255             277
   Working jack-up rigs . . . . . . . . . . . . .         192              203                  192             217
   Utilization  . . . . . . . . . . . . . . . . .          77%              75%                  75%             78%

COMPANY(2):

   Total jack-up rigs . . . . . . . . . . . . . .          13               12                   12              11
   Working jack-up rigs . . . . . . . . . . . . .           8                9                   10              10
   Utilization  . . . . . . . . . . . . . . . . .          62%              76%                  83%             91%
   Non-marketed rigs  . . . . . . . . . . . . . .           3               --                    1               1
   Utilization of marketed rigs . . . . . . . . .          75%              76%                  87%             97%

   Average day rates(3) . . . . . . . . . . . . .     $18,357          $22,791              $19,686         $23,019

- -------------------
(1)  Average of weekly data published by Offshore Data Services.

(2) The numbers included in the table represent the average number of rigs (rounded to the nearest whole number) operated by the Company for the periods indicated.

(3) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract and working during that period.

DRILLING OPERATIONS AND CUSTOMERS

     Most of the Company's drilling contracts provide for compensation on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. The Company does not market its rigs under fixed price or turnkey contracts. In recent years, the Company's rigs have generally been contracted on a well-to-well basis due to highly competitive conditions. In early 1993, however, the Company obtained longer term contracts in Mexico which positively affected the Company's results of operations in 1993. To the extent available, the Company will continue to focus upon obtaining, both foreign and domestic, additional term contracts in the future.

FINANCIAL CONDITION -- GENERAL

     The following is a discussion of the Company's financial condition, results of operations, historical financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 1 of this report.

     Prior to 1993, the Company derived most of its revenues from contract drilling in the U.S. Gulf of Mexico. During 1993, the Company operated two to three rigs in the Bay of Campeche and received a significant amount of revenues therefrom. During 1994, the Company operated one rig in the Bay of Campeche. As of the date of this report, the Company had no rigs operating in the Bay of Campeche.

     During 1992 and the first quarter of 1993, the Company completed a series of related transactions which significantly restructured and recapitalized the Company (the "Recapitaliza-tion"). Primarily as a result of the Recapitalization, between January 1, 1992 and early 1993, the Company eliminated preferred stock obligations of approximately $64,000,000 and indebtedness of approximately $148,000,000.

     The Company's financial results improved markedly during the fourth quarter of 1992 and throughout 1993 due to the improvements in business conditions noted above and the effects of the Recapitalization.

     The Company remained profitable throughout 1994, although profits were lower than comparable 1993 results due to the effects of (i) increased competition in the U.S. Gulf of Mexico which adversely affected utilization and rig pricing in that market, as well as (ii) lower activity levels in the Bay of Campeche.

     During the first quarter of 1995, the Company posted its first loss after nine consecutive quarters of profitable operations. This loss was primarily the result of lower revenues arising from (i) reduced jack-up rig demand and (ii) increased jack-up rig supply in the U.S. Gulf of Mexico. The Company's expenses also reflected a small increase (12%) due to an increased number of owned rigs.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources

     The Company had working capital at March 31, 1995 of $36,421,000 as compared to working capital of $48,413,000 at December 31, 1994. The decrease in working capital was due primarily to the repayment of debt under a revolving credit facility, the net loss from operations and capital expenditures. Net cash provided by operating activities was $3,686,000 for the three months ended March 31, 1995 as compared to net cash provided by operations of $7,207,000 for the three months ended March 31, 1994, a decrease of $3,521,000 or 49%. Cash provided by investing activities was $12,043,000 for the three months ended March 31, 1995 which resulted primarily from the maturities of short-term investments compared to cash used in investing activities of $17,024,000 for the three months ended March 31, 1994. Capital expenditures for the three months ended March 31, 1995 were $4,325,000, of which approximately $222,000 was used to purchase drill pipe, and the balance was primarily for rig upgrades and mobilization of the MARINE 201 as discussed below. Net cash used in financing activities was $5,372,000 consisting of (i) debt repayments of $5,000,000 and
(ii) Common Stock repurchases of $522,000 net of (iii) proceeds of $150,000 from Common Stock option exercises.

Outlook

     In late 1994, the Company commenced a program (the "Rig Upgrade Program") to upgrade the operational capabilities of ten of its rigs during 1995 and 1996 at an aggregate cost of approximately $30,000,000. This program includes the following upgrades: (i) converting the power systems of seven mechanically powered rigs, (ii) adding top drive drilling systems to the Company's seven mechanically powered rigs, (iii) adding a top drive drilling system to the MARINE 303, (iv) increasing the water depth rating and adding a cantilever feature to the MARINE 304 and (v) increasing the water depth rating of the MARINE 300. At the present time, the Company has committed and/or expended approximately $7,009,000 in connection with this program. During these projects, the affected rigs will be taken out of service in order to complete the modifications. At the present time, the Company anticipates that most of the projects will involve approximately two to three weeks of downtime per affected rig except for the MARINE 304 which could require up to four months downtime. The MARINE 304 modifications, however, could be split into two or three phases, each of which could be separately completed. The Company may elect to complete these modifications in this manner in order to manage its working capital and mitigate rig downtime. The Company's profitability could be reduced during these periods due to lost revenues. Future expenditures for the Rig Upgrade Program will be subject to the Company's outlook for drilling market conditions, as well as changes in the Company's financial condition. Accordingly, the Company may elect to defer or cancel substantial portions of this program.

     The Company continues to pursue the acquisition of additional drilling rigs to enhance its fleet. As of the date of this report, the Company has no planned or pending rig acquisitions. Future acquisitions, if any, would likely be funded from the Company's working capital resources, or through debt and/or equity financing. The Company cannot predict whether it would be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. Depending upon the Company's success in acquiring rigs in the future, as well as future industry conditions, the Company may elect to defer or suspend portions of the Rig Upgrade Program discussed in the preceding paragraph in order to preserve its working capital and financial resources.

     As of the date of this report, the Company estimates its 1995 capital expenditures to be as follows:



                               EXPENDED           EXPENDED               1995 EXPENDITURES
                              FIRST QTR.          THROUGH         -----------------------------
      PROJECT                    1995          MARCH 31, 1995      COMMITTED          PLANNED*
- -------------------------     -----------      --------------     -----------       -----------
Rig Upgrade Program           $ 1,253,000       $ 2,215,000       $ 4,794,000       $18,574,000
MARINE 201 Acquisition,
   Modifications and
   Mobilization                 2,758,000         9,694,000         3,577,000         3,577,000
Drill String and Other            314,000           314,000         1,519,000         1,519,000
                              -----------       -----------       -----------       -----------
                              $ 4,325,000       $12,223,000       $ 9,890,000       $23,670,000
                              ===========       ===========       ===========       ===========


             * Planned expenditures include committed amounts and are subject to adjustment based upon industry conditions as described herein.

Additional expenditures related to the Rig Upgrade Program, to the extent completed, would be disbursed subsequent to 1995.

         On December 1, 1994, Keyes Holding Corporation ("KHC"), a wholly-owned subsidiary of the Company, entered into a revolving/term loan agreement (the "Loan") with a U.S. financial institution for $35,000,000. That agreement includes an eighteen-month revolving credit facility which is convertible at the end of that period into a three-year term loan facility. The term loan is amortized monthly at the rate of 20% of the initial term loan amount per year with a balloon payment for the remaining principal (40% of the initial term loan amount) due at the maturity of the term loan. As of March 31, 1995, the related debt outstanding was $10,000,000 and the amount of unused line of credit subject to the Loan was $25,000,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's existing drilling rig fleet. The Company guarantees up to $8,750,000 of the borrowings under the loan agreement. The Company anticipates that it may borrow additional amounts from this facility in 1995 to fund capital expenditures.

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

         On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The action reflects the Company's view that its remaining shareholders will benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such time and in such amounts as the Company deems appropriate. The Company will fund such repurchases from working capital. As of March 31, 1995, the Company repurchased 170,000 shares and as of the date of this report, has repurchased an additional 100,000 shares.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO
                         THREE MONTHS ENDED MARCH 31, 1994

    Revenues

        Revenues for the three months ended March 31, 1995 decreased $6,269,000 (33%) from $18,814,000 to $12,545,000 compared to the same period in 1994. The decrease in revenues was the result of three factors -- (i) a 19% decrease in average day rates from $22,791 in 1994 to $18,357 in 1995, (ii) a decrease in the number of marketed rigs from 12 in 1994 to 10 in 1995 and (iii) a decrease in utilization of marketed rigs from 76% in 1994 to 75% in 1995. The decrease in utilization was due to increased competition in the U.S. Gulf of Mexico as previously discussed. See " -- Industry Conditions and Competition." As of March 31, 1995, the Company had one rig in the Bay of Campeche, Mexico. Revenues from the Bay of Campeche market decreased $733,000 (35%) from $2,117,000 during the 1994 period to $1,384,000 for the same period in 1995. Revenues from the Bay of Campeche market accounted for 11% of the Company's revenues in 1995 and 1994. Operating income from this market decreased $679,000 (83%) from $818,000 in the 1994 period to $139,000 compared to 1995. This decrease is the result of (i) the Company having a reduced average number of rigs in this market in 1995 as compared to 1994 and (ii) the MARINE 300 was out of service during early 1995 for required inspections.

    Costs and Expenses

        Contract drilling expenses for the three months ended March 31, 1995 increased $790,000 (6%) from $13,085,000 to $13,875,000 compared to the same period in 1994. This increase is primarily the result of an increased number of owned rigs and rig inspection costs incurred during the first quarter of 1995.

        Depreciation and amortization expense for the three months ended March 31, 1995 increased $271,000 (14%) from $1,873,000 to $2,144,000 compared to the same period in 1994. The increase resulted primarily from the acquisition of the MARINE 3 in the fourth quarter of 1994, drill string additions and, to a lesser extent, the amortization of deferred loan costs.

        General and administrative expenses for the three months ended March 31, 1995 increased $808,000 (86%) from $944,000 to $1,752,000 compared to the same period in 1994. The increase in the first quarter of 1995 was primarily due to the following factors: (i) a $252,000 increase in health care coverage expenses due to credits received in 1994 which were not received in 1995; (ii) executive bonuses of approximately $119,000 in 1995; (iii) a severance accrual of $113,000 related to a work force reduction program; (iv) an increase of $60,000 in personnel related to the rig upgrade program; (v) an increase in professional services of $91,000 due to business combination proposals and (vi) an increase of $120,000 related to increased marketing activities.

    Interest Expense

        Interest expense for the three months ended March 31, 1995 was $299,000. There was no interest expense for the three months ended March 31, 1994 as the Company had no debt during that period.


    Interest Income

        Interest income for the three months ended March 31, 1995 increased $322,000 from $136,000 to $458,000 compared to the same period in 1994. The increase was related primarily to an increase in cash balances and improved interest rates.

    Income Taxes

        Income taxes of $(1,744,000) for the three months ended March 31, 1995 consisted of an adjustment to U.S. federal deferred taxes of $(1,828,000), tax benefits related to Common Stock issued pursuant to a long term incentive plan of $85,000 and a state tax refund of $1,000.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

              Exhibit No.      Description
              -----------      -----------
                  15           Letter regarding unaudited interim financial
                               information

                  27           Financial Data Schedule
                               (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)

(b)     Reports on Form 8-K:

              One report on Form 8-K was filed during the first quarter of 1995.

              (1) Report of the Company dated February 23, 1995 regarding the Company's announcement of a mutual agreement with Falcon Drilling Companies, Inc. to terminate their letter of intent that had contemplated a combination of the two companies.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MARINE DRILLING COMPANIES, INC.
                                  (Registrant)

Date:    May 15, 1995             By   /s/         William H. Flores
                                       -----------------------------------------
                                       William H. Flores
                                       Senior Vice President --
                                       Chief Financial Officer and Director
                                       (Principal Financial Officer)


Date:    May 15, 1995             By   /s/         Joan R. Smith
                                       -----------------------------------------
                                       Joan R. Smith
                                       Vice President, Controller and Secretary
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS

                                                                                              SEQUENTIALLY
  EXHIBIT                                                                                       NUMBERED
  NUMBER                                   EXHIBITS                                               PAGE
  ------                                   --------                                           ------------
    15                    Letter regarding unaudited interim financial information

    27                    Financial Data Schedule