Form 10-Q
period 1995-06-30
MARINE DRILLING COMPANIES INC
filed 1995-08-21
CIK 860521

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                -------------
                                   FORM 10-Q

     (MARK ONE)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1995

                                      OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                        COMMISSION FILE NUMBER:  0-18309

                                -------------

                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


             TEXAS                                            74-2558926
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)


     ONE SUGAR CREEK CENTER BLVD., SUITE 600, SUGAR LAND, TEXAS  77478-3556
             (Address of principal executive offices and zip code)


                                 (713) 243-3000
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
    (Former name, former address and formal fiscal year, if changed since last report)


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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 15, 1995 -- 43,840,327


================================================================================

                        MARINE DRILLING COMPANIES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.         Index to Financial Statements
                  Consolidated Balance Sheets --
                  June 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1

                  Consolidated Statements of Operations --
                  Three and Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . .           2

                  Consolidated Statements of Cash Flows --
                  Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . .           3

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .           4

                  Independent Auditors' Review Report   . . . . . . . . . . . . . . . . . . . . . . . . . . .           6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .           7


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16

Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17





                                      (i)

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                      JUNE 30,           DECEMBER 31,
                                                                                        1995                1994
                                                                                   --------------      --------------
                    ASSETS

Current Assets:
  Cash and cash equivalents                                                        $     13,160        $     18,872
  Short-term investments                                                                 10,501              18,137
  Accounts receivable - trade and other, net                                             10,470              15,353
  Other current assets                                                                    1,433               1,020
                                                                                   ------------        ------------
          Total current assets                                                           35,564              53,382
Property and Equipment                                                                  113,212             102,431
  Less accumulated depreciation                                                          17,182              13,010
                                                                                   ------------        ------------
          Property and equipment, net                                                    96,030              89,421
Other assets                                                                                267                 412
                                                                                   ------------        ------------
                                                                                   $    131,861        $    143,215
                                                                                   ============        ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                            $      5,792        $      4,137
  Employer's liability claims, current                                                    1,262                 832
                                                                                   ------------        ------------
          Total current liabilities                                                       7,054               4,969
Long-Term Debt                                                                           10,000              15,000
Employer's Liability Claims, non-current                                                  2,149               2,150
Deferred Income Taxes                                                                     5,590               8,365
Commitments and contingencies
Shareholders' Equity:
  Common stock, par value $.01.  Authorized 200,000,000
     shares; issued 44,172,143 and outstanding 43,806,524
     shares as of June 30, 1995; issued and outstanding
     43,917,766 shares as of December 31, 1994                                              442                 439
  Common stock restricted                                                                  (680)               (804)
  Treasury stock, at cost (365,619 shares in 1995)                                       (1,357)                 --
  Additional paid-in capital                                                             92,704              92,143
  Retained earnings from January 1, 1993                                                 15,959              20,953
  Accumulated deficit of $49,572 as of December 31, 1992
     eliminated in quasi-reorganization                                                      --                  --
                                                                                   ------------        ------------
          Total shareholders' equity                                                    107,068             112,731
                                                                                   ------------        ------------
                                                                                   $    131,861        $    143,215
                                                                                   ============        ============




 See notes to consolidated financial statements and accompanying accountants'
                                review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                -----------------------------       ------------------------------
                                                    1995             1994               1995              1994
                                                ------------     ------------       ------------      ------------
Revenues                                        $     11,825     $      16,231       $     24,370      $     35,045

Costs and Expenses:
  Contract drilling                                   11,567            11,855             25,442            24,940
  Depreciation and amortization                        2,158             1,901              4,302             3,774
  General and administrative                           1,132               911              2,884             1,855
                                                ------------     -------------       ------------      ------------
                                                      14,857            14,667             32,628            30,569
                                                ------------     -------------       ------------      ------------
     Operating income (loss)                          (3,032)            1,564             (8,258)            4,476
                                                ------------     -------------       ------------      ------------
Other Income (Expense):
  Interest expense                                      (159)               --               (458)               --
  Interest income                                        479               218                937               354
  Other income (expense)                                   8               (85)                94                81
                                                ------------     -------------       ------------      ------------
                                                         328               133                573               435
                                                ------------     -------------       ------------      ------------
Income (loss) before income taxes                     (2,704)            1,697             (7,685)            4,911

Income tax expense (benefit)                            (947)              593             (2,691)            1,719
                                                ------------     -------------       ------------      ------------

Net income (loss)                               $     (1,757)    $       1,104       $     (4,994)     $      3,192
                                                ============     =============       ============      ============

Income (loss) per common share                  $       (.04)    $         .03       $       (.11)     $       0.07
                                                ============     =============       ============      ============

Weighted average common shares
  outstanding                                     43,959,172        43,810,863         43,996,105        43,780,412
                                                ============     =============       ============      ============




 See notes to consolidated financial statements and accompanying accountants'
                                review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     ---------------------------------
                                                                                         1995              1994
                                                                                     ------------      ------------
Cash Flows From Operating Activities:

  Net income (loss)                                                                  $     (4,994)     $      3,192

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                       4,302             3,774
        Deferred income taxes                                                              (2,775)            1,637
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                             85                --
        Gain on disposition of equipment                                                     (118)             (382)
        Accrual of compensation expense, net                                                  189               217
        Changes in operating assets and liabilities:
          Receivables                                                                       4,883             6,088
          Other current assets                                                               (413)             (388)
          Payables, accrued expenses and employer's liability
             claims                                                                         2,547            (4,449)
          Other                                                                               105              (754)
                                                                                     ------------      ------------
             Net cash provided by operating activities                                      3,811             8,935
                                                                                     ------------      ------------

Cash Flows From Investing Activities:
  Proceeds from maturities of short-term investments                                        7,652                --
  Purchase of short-term investments, net                                                      --           (21,190)
  Purchase of equipment                                                                   (10,988)           (1,075)
  Proceeds from disposition of equipment                                                      221               456
                                                                                     ------------      ------------

             Net cash used in investing activities                                         (3,115)          (21,809)
                                                                                     ------------      ------------

Cash Flows From Financing Activities:
  Payments of debt                                                                         (5,000)               --
  Proceeds from exercise of stock options                                                     162                --
  Purchase of treasury stock                                                               (1,570)               --
                                                                                     ------------      ------------
             Net cash used in financing activities                                         (6,408)               --
                                                                                     ------------      ------------
             Net decrease in cash and cash equivalents                                     (5,712)          (12,874)
Cash and cash equivalents at beginning of period                                           18,872            21,969
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $     13,160      $      9,095
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                                                                      $        517      $         --
  Income taxes paid (refunded)                                                       $         (1)     $        366

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of 43,500 and 83,000 shares in 1995 and 1994,
     respectively, of restricted common stock                                        $        108      $        415
  Issuance of 148,081 and 57,334 shares in 1995 and 1994,
     respectively, to employee retirement plan                                       $        451      $        317
  Forfeitures of 7,500 and 11,250 shares in 1995, and 1994,
     respectively, of restricted common stock                                        $         43      $         37





 See notes to consolidated financial statements and accompanying accountants'
                                review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the ``Company'' or the ``Registrant'') presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the six months ended June 30, 1995 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrant's independent public accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      RECLASSIFICATION OF ACCOUNTS

         Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation.

(3)      INCOME TAXES

         Income taxes consist of the following:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                     ----------------------------     ---------------------------
                                                         1995            1994             1995           1994
                                                     ------------    ------------     ------------   ------------
                                                                              (IN THOUSANDS)
        Current:
           U.S. federal . . . . . . . . . . . . .     $       --     $       25       $        --    $         81
           State  . . . . . . . . . . . . . . . .             --             --                (1)              1
                                                      ----------     ----------       -----------    ------------

                                                              --             25                (1)             82
                                                      ----------     ----------       -----------    ------------
        Other:
           U.S. federal - deferred  . . . . . . .           (947)           568            (2,775)          1,637
           Tax benefits related to common
             stock issued pursuant to long-
             term incentive plan  . . . . . . . .             --             --                85              --
                                                      ----------     ----------       -----------    ------------

                                                            (947)           568            (2,690)          1,637
                                                      ----------     ----------       -----------    ------------

        Total tax provision (benefits)  . . . . .     $     (947)    $      593       $    (2,691)   $      1,719
                                                      ==========     ==========       ===========    ============


                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


         For the six months ended June 30, 1995, the effective tax rate for financial reporting purposes approximates the U.S. federal statutory rate of 35%.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 and December 31, 1994 are presented below.

                                                                                 JUNE 30,            DECEMBER 31,
                                                                                    1995                 1994
                                                                               --------------       --------------
                                                                                          (IN THOUSANDS)
        Deferred tax assets:
           Net operating loss carryforwards . . . . . . . . . . . . . . . .    $     30,954         $      28,804
           Investment tax, general business and foreign tax
             credit carryforwards   . . . . . . . . . . . . . . . . . . . .          13,410                13,410
           Employer's liability claims  . . . . . . . . . . . . . . . . . .           1,194                 1,044
           Allowance for bad debts  . . . . . . . . . . . . . . . . . . . .              --                     1
                                                                               ------------         -------------

           Total gross deferred tax assets  . . . . . . . . . . . . . . . .          45,558                43,259
           Less valuation allowance . . . . . . . . . . . . . . . . . . . .         (38,438)              (38,649)
                                                                               ------------         -------------

           Net deferred tax assets  . . . . . . . . . . . . . . . . . . . .           7,120                 4,610
                                                                               ------------         -------------

        Deferred tax liabilities:
           Plant and equipment, principally due to differences
             in depreciation  . . . . . . . . . . . . . . . . . . . . . . .          11,167                11,273
           Deferred intercompany gains and losses . . . . . . . . . . . . .           1,543                 1,702
                                                                               ------------         -------------

           Total gross deferred tax liabilities . . . . . . . . . . . . . .          12,710                12,975
                                                                               ------------         -------------

           Net deferred tax liability . . . . . . . . . . . . . . . . . . .    $      5,590         $       8,365
                                                                               ============         =============

(4)     SHORT-TERM INVESTMENTS

        Short-term investments are carried at amortized cost, which approximates market as of June 30, 1995. They primarily consist of U.S. government or agency issues which are generally held to maturity.

(5)     NET INCOME (LOSS) PER COMMON SHARE

        Net income (loss) per common share for the six months ended June 30, 1995 and 1994 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


        We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of June 30, 1995, and the related consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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


Houston, Texas
July 21, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Marine Drilling Companies, Inc. (collectively with its subsidiaries, the ``Company'') was incorporated in Texas in January 1990. Since 1966, the Company or its predecessors has been engaged in offshore contract drilling of oil and gas wells for independent and major oil and gas companies. As of the date of this report, the Company owned and operated a fleet of thirteen mobile offshore jack-up drilling rigs, consisting of four independent leg jack-ups and nine mat supported jack-ups. On that date, all of the Company's thirteen rigs were located in the U.S. Gulf of Mexico. The Company's rigs could, with certain modifications, work in other areas, however, the Company's rigs are not suitable for those areas, such as the North Sea, that require hostile environment operating capabilities. In early August 1995, the Company entered into a one-year term contract for the MARINE 201 off the east coast of India.

        The Company's strategy is to strive to maintain its position as a significant provider of offshore drilling services in its present markets and to continue to diversify, insofar as financially and operationally practicable, into additional selected international offshore drilling markets. The Company also intends to seek business combinations and to make acquisitions of additional drilling rigs which, over the long term, the Company believes will benefit its shareholders.

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

    Worldwide Offshore Market Conditions

        As discussed later in this section, there was a significant movement of jack-up rigs during 1993 and 1994 into the U.S. Gulf of Mexico from other worldwide drilling markets. These mobilizations generally occurred for two reasons - - (i) strong natural gas prices throughout 1993 and early 1994 led to increased demand for jack-ups in the U.S. Gulf of Mexico and (ii) oil prices were generally weak during the latter half of 1993 and the first quarter of 1994 which had a depressing effect on the demand for drilling services in many jack-up markets outside the U.S. Gulf of Mexico.

        The tendency of the offshore drilling industry to ``over-mobilize'' rigs among markets has been exacerbated by the volatile nature of oil and gas prices since the mid-1980's. As the prices of these commodities fluctuate, oil and gas companies quickly adjust their drilling budgets to reflect the changed economics of exploration and production. Thus, a drilling market which is driven primarily by the exploration and production of only one of those commodities will generally see a change in the demand for drilling services triggered by the change in the price of the underlying commodity. These changes in demand for drilling services often occur quickly and can have significant magnitude. For example, the weak price of natural gas during most of 1991 and early 1992 had a significant depressing effect on jack-up demand in the U.S. Gulf of Mexico during 1991 and early 1992.

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

        In late 1994 and early 1995, the price of natural gas deteriorated due to a mild winter in the U.S. As a result, jack-up rig demand in the U.S. Gulf of Mexico suffered a decline in early 1995 as compared to 1994. According to Offshore Data Services, as of August 8, 1995, there were 139 jack-up rigs in the U.S. Gulf of Mexico of which 111 were contracted (an 80% utilization rate). Day rates also declined during early 1995 but began to improve during the second quarter 1995, however, they are still generally lower compared to 1994. Moreover, as previously discussed, jack-up rigs are mobile and competitors could move additional rigs from other markets to the U.S. Gulf of Mexico. In addition, there are additional non-marketed rigs stacked in the U.S. Gulf of Mexico which, subject to some expenditure, have been or could be reactivated. Such movement or reactivation could further depress pricing levels.

        In general, the Company has reason to believe that business conditions should improve during the second half of 1995 due to improved jack-up rig demand and reduced rig supply resulting from rig mobilizations to other markets.

    Bay of Campeche, Offshore Mexico

        The Bay of Campeche drilling market experienced rapid growth in rig demand during the period from late 1992 to mid-1993. Since that time, the market has shown general deterioration. The Company was able to contract two of its rigs (the MARINE 301 and MARINE 303) into this market in late 1992 and another (the MARINE 300) in mid-1993. The first two rigs completed their contracts in late 1993 and early 1994, respectively, and subsequently returned to the U.S. Gulf of Mexico. The third rig recently completed its contract, pursuant to extensions of the initial contract, and returned to the U.S. Gulf of Mexico in May 1995.

        All rigs in the Bay of Campeche were performing drilling services for Petroleos Mexicanos (``Pemex''), the national oil company of the Republic of Mexico. Of the rigs working for Pemex in the Bay of Campeche, some were subject to contracts between the respective drilling contractors and Pemex and the other rigs were working for turnkey companies which, in turn, have entered into turnkey drilling contracts with Pemex. The MARINE 300 was contracted to Industrial Perforadora, S.A. de CV (``IPC'') which, in turn, supplied the rig and its services to Pemex pursuant to a contract between Pemex and IPC. Each of the rigs working in Mexico was operating under contracts where the Company was compensated in U.S. dollars, therefore, the Company was not subject to currency risks thereunder.

        Recently, Mexico's currency, the peso, has suffered a significant devaluation. In addition, the country is currently suffering a recession due to the devaluation and other fiscal concerns. If these problems were to adversely affect Pemex's drilling programs, the demand for jack-up rigs in this market could further deteriorate.

        Assuming that Pemex is able to maintain and/or increase its offshore drilling activity levels, the Company considers the Bay of Campeche to be a potentially lucrative market and expects to continue to actively market its fleet in this area.

    Other Markets

        At the date of this report, most of the world's other significant jack-up drilling markets are experiencing improving rig utilization and day rates. As of August 15, 1995, worldwide jack-up utilization outside of the U.S. Gulf of Mexico was 90% (221 rigs contracted out of a supply of 246 rigs). The Company is marketing its rigs in selected international markets in order to reduce its exposure to the U.S. Gulf of Mexico.

        In early August 1995, the Company obtained a one-year term contract for the MARINE 201 to operate off the east coast of India. That contract includes options for up to two additional years of work and operations thereunder are expected to commence in mid-November 1995. The rig is expected to be mobilized from the Gulf of Mexico to India in mid-September. The cost of mobilization will be reimbursed by the customer.

        The following table sets forth certain industry and Company historical data for the periods indicated:

                                              THREE MONTHS ENDED          SIX MONTHS ENDED       YEARS ENDED
                                                    JUNE 30,                   JUNE 30,           DECEMBER 31,
                                           ------------------------   ----------------------   -------------------
                                             1995           1994         1995       1994        1994         1993
                                             ----           ----         ----       ----        ----         ----
INDUSTRY(1):

U.S. Gulf of Mexico:
   Total jack-up rigs . . . . . . . .           142           136         141         132          136          116
   Working jack-up rigs . . . . . . .           101           102          98          97          103           91
   Utilization  . . . . . . . . . . .            71%           75%         69%         74%          76%          77%

All other markets:
   Total jack-up rigs . . . . . . . .           245           255         248         259          255          277
   Working jack-up rigs . . . . . . .           195           193         193         198          192          217
   Utilization  . . . . . . . . . . .            80%           76%         78%         76%          75%          78%

COMPANY(2):

   Total jack-up rigs . . . . . . . .            13            12          13          12           12           11
   Working jack-up rigs . . . . . . .             8             9           8           9           10           10
   Utilization  . . . . . . . . . . .            62%           75%         62%         75%          83%          91%
   Non-marketed rigs  . . . . . . . .             4             1           3          --            1            1
   Utilization of marketed rigs . . .            86%           82%         80%         79%          87%          97%

   Average day rates(3) . . . . . . .       $16,621       $19,212     $17,472     $20,981      $19,686      $23,019


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

DRILLING OPERATIONS AND CUSTOMERS

        Most of the Company's drilling contracts provide for compensation on a ``daywork'' basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. The Company does not market its rigs under fixed price or turnkey contracts. In recent years, the Company's rigs have generally been contracted on a well-to-well basis due to highly competitive conditions. In early 1993, however, the Company obtained longer term contracts in Mexico which positively affected the Company's results of operations in 1993. The Company also obtained a one-year contract to drill offshore India beginning November 1995. To the extent available, the Company will continue to focus upon obtaining foreign and domestic term contracts in the future.

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

        During 1992 and the first quarter of 1993, the Company completed a series of related transactions which significantly restructured and recapitalized the Company (the ``Recapitalization''). Primarily as a result of the Recapitalization, between January 1, 1992 and early 1993, the Company eliminated preferred stock obligations of approximately $64,000,000 and indebtedness of approximately $148,000,000.

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

        During the first half of 1995, the Company posted its first loss after nine consecutive quarters of profitable operations. This loss was primarily the result of lower revenues arising from (i) reduced jack-up rig demand and
(ii) increased jack-up rig supply in the U.S. Gulf of Mexico. The Company's expenses also reflected a small increase (12%) due to an increased number of owned rigs.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources

        The Company had working capital at June 30, 1995 of $28,510,000 as compared to working capital of $48,413,000 at December 31, 1994. The decrease of $19,903,000 in working capital was due primarily to the repayment of debt under a revolving credit facility, losses from operations, capital expenditures and common stock repurchases. Net cash provided by operating activities was $3,811,000 for the six months ended June 30, 1995 as compared to net cash provided by operations of $8,935,000 for the six months ended June 30, 1994, a decrease of $5,124,000 or 57%. Cash used in investing activities was $3,115,000 for the six months ended June 30, 1995 which resulted primarily from the maturities of short-term investments of $7,652,000 compared to cash used in investing activities of $21,809,000 for the six months ended June 30, 1994. Capital expenditures for the six months ended June 30, 1995 were $10,988,000, of which approximately $300,000 was used to purchase drill pipe, and the balance was primarily for rig upgrades as discussed below and the mobilization/refurbishment of the MARINE 201. Net cash used in financing activities was $6,408,000 consisting of (i) debt repayments of $5,000,000 and
(ii) common stock repurchases of $1,570,000 net of (iii) proceeds of $162,000 from common stock option exercises.

    Outlook

        In late 1994, the Company commenced a program (the ``Rig Upgrade Program'') to upgrade the operational capabilities of certain of its rigs during 1995 and 1996. This program includes the following upgrades: (i) converting the power systems of selected mechanically powered rigs, (ii) adding top drive drilling systems to selected mechanically powered rigs, (iii) adding a top drive drilling system to the MARINE 303 and (iv) possibly other types of rig upgrades such as (a) water depth increases and (b) additions of cantilever features to slot type rigs. At the present time, the Company has committed and/or expended approximately $6,280,000 in connection with this program. Future expenditures for the Rig Upgrade Program will be subject to the Company's outlook for drilling market conditions, as well as changes in the Company's financial condition. Accordingly, the Company may elect to defer or cancel portions of this program.

        The Company continues to pursue the acquisition of additional drilling rigs to enhance its fleet. As of the date of this report, the Company has no planned or pending rig acquisitions. Future acquisitions, if any, would likely be funded from the Company's working capital resources, or through debt and/or equity financing. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. Depending upon the Company's success in acquiring rigs in the future, as well as future industry conditions, the Company may elect to defer or suspend portions of the Rig Upgrade Program discussed in the preceding paragraph in order to preserve its working capital and financial resources.

        As of the date of this report, the Company estimates its remaining 1995 capital expenditures to be approximately $4,000,000 consisting of (i) drill pipe expenditures of $1,865,000, (ii) a top drive installation for the MARINE 300 which is expected to cost $2,069,000 and (iii) other miscellaneous expenditures.

        On December 1, 1994, Keyes Holding Corporation (``KHC''), a wholly-owned subsidiary of the Company, entered into a revolving/term loan agreement (the ``Loan'') with a U.S. financial institution for $35,000,000. That agreement includes an eighteen-month revolving credit facility which is convertible at the end of that period into a three-year term loan facility.
The term loan is amortized monthly at the rate of 20% of the initial term loan amount per year with a balloon payment for the remaining principal (40% of the initial term loan amount) due at the maturity of the term loan. As of June 30, 1995, the related debt outstanding was $10,000,000 and the amount of unused line of credit subject to the Loan was $25,000,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's existing drilling rig fleet. The Company guarantees up to $8,750,000 of the borrowings under the loan agreement. The Company anticipates that it may borrow additional amounts from this facility in 1995 to fund capital expenditures.

        Reduced rig demand in the U.S. Gulf of Mexico drilling market in early 1995 adversely affected the Company's operations and cash flow. As a result, the Company elected to suspend the marketing of certain rigs. These rigs were deactivated in a common offshore location and, after preparation for extended idle time, are maintained periodically by a small maintenance crew. The Company believes that these actions will benefit cash flow and working capital during periods of depressed market conditions. The Company reactivated and modified one of these rigs during the second quarter of 1995. The remaining rigs are aggressively marketed to maximize cash flow. In addition to the foregoing, the Company will continue to aggressively control and/or reduce its cost structure.

        On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's common stock. The action reflects the Company's view that its remaining shareholders will benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such time and in such amounts as the Company deems appropriate. The Company will fund such repurchases from working capital. The Company purchased 265,000 shares of common stock during the second quarter and, as of the date of this report, a cumulative total of 735,000 shares were purchased to date at an average price of $3.61 per share.

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

RESULTS OF OPERATIONS  --          SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO
                                   SIX MONTHS ENDED JUNE 30, 1994

    Revenues

        Revenues for the six months ended June 30, 1995 decreased $10,675,000 (30%) from $35,045,000 to $24,370,000 compared to the same period in 1994. The decrease in revenues was the result of three factors -- (i) a 17% decrease in average day rates from $20,981 in 1994 to $17,472 in 1995, (ii) a decrease in the number of marketed rigs from 12 in 1994 to 10 in 1995 offset by an increase in utilization of marketed rigs from 79% in 1994 to 80% in 1995. As of June 30, 1995, the Company had no rigs in the Bay of Campeche, Mexico. Revenues from the Bay of Campeche market decreased $1,359,000 (36%) from $3,824,000 during the 1994 period to $2,465,000 for the same period in 1995. Revenues from the Bay of Campeche market accounted for 10% of the Company's revenues in 1995 compared to 11% in 1994. This decrease is the result of (i) the Company having a reduced average number of rigs in this market in 1995 as compared to 1994 and (ii) the MARINE 300 was out of service during early 1995 for required inspections. In addition, the MARINE 300 completed its contract and returned to the U.S. Gulf of Mexico in May 1995.

    Costs and Expenses

        Contract drilling expenses for the six months ended June 30, 1995 increased $502,000 (2%) from $24,940,000 to $25,442,000 compared to the same period in 1994. This increase is primarily the result of an increased number of owned rigs and rig inspection costs incurred during the first half of 1995 which was partially offset by a reduced number of marketed rigs in 1995. Specifically, labor expense decreased by $1,057,000 in 1995 compared to 1994, while repairs and maintenance expenses increased by $419,000 and employer liability claims and insurance costs increased by approximately $611,000.

        Depreciation and amortization expense for the six months ended June 30, 1995 increased $528,000 (14%) from $3,774,000 to $4,302,000 compared to the same period in 1994. The increase resulted primarily from the acquisition of the MARINE 3 in the fourth quarter of 1994, drill string additions and, to a lesser extent, the amortization of deferred loan costs.

        General and administrative expenses for the six months ended June 30, 1995 increased $1,029,000 (55%) from $1,855,000 to $2,884,000 compared to the same period in 1994.  The increase was primarily due to the following factors:
(i) a $427,000 increase in health care coverage expenses due to credits received in 1994 which were not received in 1995; (ii) executive bonuses of approximately $127,000 in 1995; (iii) a severance accrual of $117,000 related to a work force reduction program; (iv) an increase in professional services of $132,000 due to business combination discussions which were later suspended and
(v) an increase of $183,000 related to increased marketing activities.

    Interest Expense

        Interest expense for the six months ended June 30, 1995 was $458,000. There was no interest expense for the six months ended June 30, 1994 as the Company had no debt during that period.

    Interest Income

        Interest income for the six months ended June 30, 1995 increased $583,000 from $354,000 to $937,000 compared to the same period in 1994. The increase was related primarily to an increase in cash balances and improved interest rates.

    Income Taxes

        Income taxes of $(2,691,000) for the six months ended June 30, 1995 consisted of deferred U.S. federal tax benefits of $(2,775,000), tax benefits related to common stock issued pursuant to a long-term incentive plan of $85,000 and a state tax refund of $(1,000).

RESULTS OF OPERATIONS  --          THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO
                                   THREE MONTHS ENDED JUNE 30, 1994

    Revenues

        Revenues for the second quarter of 1995 decreased $4,406,000 (27%) from $16,231,000 to $11,825,000 compared to the same period in 1994. The decrease in revenues was the result of three factors -- (i) a 13% decrease in average day rates from $19,212 in 1994 to $16,621 in 1995, (ii) a decrease in the number of marketed rigs from 11 in 1994 to 9 in 1995 offset by an increase in utilization of marketed rigs from 82% in 1994 to 86% in 1995. As of June 30, 1995, the Company had no rigs in the Bay of Campeche, Mexico. Revenues from the Bay of Campeche market decreased $626,000 (37%) from $1,707,000 during the 1994 period to $1,081,000 for the same period in 1995. Revenues from the Bay of Campeche market accounted for 9% of the Company's revenues in the second quarter of 1995 compared to 11% in the second quarter of 1994. This decrease is the result of (i) the Company having a reduced average number of rigs in this market in 1995 as compared to 1994 and (ii) the MARINE 300 returning to the U.S. Gulf of Mexico in May 1995.

    Costs and Expenses

        Contract drilling expenses for the second quarter of 1995 decreased $288,000 (2%) from $11,855,000 to $11,567,000 compared to the same period in
1994. This decrease is primarily the result of a reduced number of marketed rigs in 1995 which was partially offset by higher repair and maintenance expenses.

        Depreciation and amortization expense for the second quarter of 1995 increased $257,000 (14%) from $1,901,000 to $2,158,000 compared to the same period in 1994. The increase resulted primarily from the acquisition of the MARINE 3 in the fourth quarter of 1994, drill string additions and, to a lesser extent, the amortization of deferred loan costs.

        General and administrative expenses for the second quarter of 1995 increased $221,000 (24%) from $911,000 to $1,132,000 compared to the same period in 1994. The increase in the second quarter of 1995 was primarily due to a $175,000 increase in health care coverage expenses due to credits received in 1994 which were not received in 1995.

    Interest Expense

        Interest expense for the second quarter of 1995 was $159,000. There was no interest expense for the six months ended June 30, 1994 as the Company had no debt during that period.

    Interest Income

        Interest income for the second quarter of 1995 increased $261,000 from $218,000 to $479,000 compared to the same period in 1994. The increase was related primarily to an increase in cash balances and improved interest rates.

    Income Taxes

        Income taxes for the second quarter of 1995 consisted of deferred U.S. federal tax benefits of $947,000.

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

(b)     Reports on Form 8-K:

              One report on Form 8-K was filed during the second quarter of 1995.

              (1) Report of the Company dated June 29, 1995 regarding the Company's announcement of changes to its Board of Directors.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MARINE DRILLING COMPANIES, INC.
                                            (Registrant)



Date:    August 21, 1995                    By   /s/         William H. Flores
                                               ----------------------------------------------------------------
                                                   William H. Flores
                                                   Senior Vice President -
                                                   Chief Financial Officer and Director
                                                   (Principal Financial Officer)



Date:    August 21, 1995                    By   /s/         Joan R. Smith
                                               ----------------------------------------------------------------
                                                   Joan R. Smith
                                                   Vice President, Controller and Secretary
                                                   (Principal Accounting Officer)


                               INDEX TO EXHIBITS


                                                                                                             SEQUENTIALLY
 EXHIBIT                                                                                                        NUMBERED
  NUMBER                                   EXHIBITS                                                              PAGE
--------                                   --------                                                          ------------
    15                    Letter regarding unaudited interim financial information

    27                    Financial Data Schedule