Form 10-Q
period 1995-09-30
MARINE DRILLING COMPANIES INC
filed 1995-11-14
CIK 860521

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                            ---------------------

                                   FORM 10-Q

    (MARK ONE)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

       [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM ____________ TO ______________


                       COMMISSION FILE NUMBER:  0-18309

                            ---------------------

                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)


              TEXAS                                       74-2558926
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                  Identification Number)


     ONE SUGAR CREEK CENTER BLVD., SUITE 600, SUGAR LAND, TEXAS  77478-3556
             (Address of principal executive offices and zip code)


                                 (713) 243-3000
              (Registrant's telephone number, including area code)

________________________________________________________________________________
       (Former name, former address and formal fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  X .   No ____.

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 14, 1995 -- 43,598,780

================================================================================

                        MARINE DRILLING COMPANIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.         Index to Financial Statements
                  Independent Auditors' Review Report   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1

                  Consolidated Balance Sheets --
                  September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .           2

                  Consolidated Statements of Operations --
                  Three and Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . .           3

                  Consolidated Statements of Cash Flows --
                  Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . .           4

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .           5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .           7


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15

Item 4.         Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .          15

Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17






                                      (i)

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


        We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of September 30, 1995, and the related consolidated statements of operations and cash flows for the three month and nine month periods ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


Houston, Texas
October 20, 1995

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       1995               1994
                                                                                   --------------      --------------
                    ASSETS

Current Assets:
  Cash and cash equivalents                                                        $     14,127        $     18,872
  Short-term investments                                                                  5,584              18,137
  Accounts receivable - trade and other, net                                              9,976              15,353
  Other current assets                                                                    3,542               1,020
                                                                                   ------------        ------------
          Total current assets                                                           33,229              53,382

Property and Equipment                                                                  117,042             102,431
  Less accumulated depreciation                                                          19,610              13,010
                                                                                   ------------        ------------
          Property and equipment, net                                                    97,432              89,421

Other assets                                                                                216                 412
                                                                                   ------------        ------------
                                                                                   $    130,877        $    143,215
                                                                                   ============        ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                $        500        $         --
  Accounts payable and accrued expenses                                                   6,453               4,137
  Employer's liability claims, current                                                    1,135                 832
                                                                                   ------------        ------------
          Total current liabilities                                                       8,088               4,969
Long-Term Debt                                                                            9,500              15,000

Employer's Liability Claims, non-current                                                  2,338               2,150

Deferred Income Taxes                                                                     5,269               8,365

Commitments and contingencies

Shareholders' Equity:
  Common stock, par value $.01.  Authorized 200,000,000
     shares; issued 44,182,143 and outstanding 43,573,014
     shares as of September 30, 1995; issued and outstanding
     43,917,766 shares as of December 31, 1994                                              442                 439
  Common stock restricted                                                                  (638)               (804)
  Treasury stock, at cost (609,129 shares in 1995)                                       (2,271)                 --
  Additional paid-in capital                                                             92,787              92,143
  Retained earnings from January 1, 1993                                                 15,362              20,953
  Accumulated deficit of $49,572 as of December 31, 1992
     eliminated in quasi-reorganization                                                      --                  --
                                                                                   ------------        ------------
          Total shareholders' equity                                                    105,682             112,731
                                                                                   ------------        ------------
                                                                                   $    130,877        $    143,215
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                -----------------------------      --------------------------------
                                                    1995             1994                1995              1994
                                                ------------     ------------      --------------     -------------
Revenues                                        $     15,490     $     17,393      $       39,860     $      52,438

Costs and Expenses:
  Contract drilling                                   12,893            13,112             38,335            38,052
  Depreciation and amortization                        2,471             1,953              6,773             5,727
  General and administrative                           1,201               962              4,085             2,817
                                                ------------     -------------       ------------      ------------
                                                      16,565            16,027             49,193            46,596
                                                ------------     -------------       ------------      ------------
     Operating income (loss)                          (1,075)            1,366             (9,333)            5,842
                                                ------------     -------------       ------------      ------------
Other Income (Expense):
  Interest expense                                      (199)               --               (657)               --
  Interest income                                        321               427              1,258               781
  Other income (expense)                                  36               (60)               130                21
                                                ------------     -------------       ------------      ------------
                                                         158               367                731               802
                                                ------------     -------------       ------------      ------------
Income (loss) before income taxes                       (917)            1,733             (8,602)            6,644

Income tax expense (benefit)                            (320)              606             (3,011)            2,325
                                                ------------     -------------       ------------      ------------

Net income (loss)                               $       (597)    $       1,127       $     (5,591)     $      4,319
                                                ============     =============       ============      ============

Income (loss) per common share                  $       (.01)    $         .03       $       (.13)     $        .10
                                                ============     =============       ============      ============

Weighted average common shares
  outstanding                                     43,656,282        43,829,717         43,880,936        43,797,028
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                         1995              1994
                                                                                     ------------      ------------
Cash Flows From Operating Activities:

  Net income (loss)                                                                  $     (5,591)     $      4,319

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                       6,773             5,727
        Deferred income taxes                                                              (3,096)            2,196
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                             85                --
        Gain on disposition of equipment                                                     (163)             (476)
        Accrual of compensation expense, net                                                  270               306
        Issuance of common stock to the employee retirement plan
          and the Non-Employee Directors' Plan                                                667               605
        Changes in operating assets and liabilities:
          Receivables                                                                       5,377             5,271
          Other current assets                                                             (2,522)             (237)
          Payables, accrued expenses and employer's liability claims                        2,807            (5,331)
          Other                                                                               158            (1,154)
                                                                                     ------------      ------------
             Net cash provided by operating activities                                      4,765            11,226
                                                                                     ------------      ------------

Cash Flows From Investing Activities:
  Proceeds from maturities of short-term investments                                       12,553                --
  Purchase of short-term investments, net                                                      --           (17,394)
  Purchase of equipment                                                                   (14,867)           (2,076)
  Proceeds from disposition of equipment                                                      284               552
                                                                                     ------------      ------------
             Net cash used in investing activities                                         (2,030)          (18,918)
                                                                                     ------------      ------------

Cash Flows From Financing Activities:
  Payments of debt                                                                         (5,000)               --
  Proceeds from exercise of stock options                                                     177                --
  Purchase of treasury stock                                                               (2,657)               --
                                                                                     ------------      ------------
             Net cash used in financing activities                                         (7,480)               --
                                                                                     ------------      ------------
             Net decrease in cash and cash equivalents                                     (4,745)           (7,692)
Cash and cash equivalents at beginning of period                                           18,872            21,969
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $     14,127      $     14,277
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                                                                      $        743      $         --
  Income taxes paid (refunded)                                                       $         (1)     $        416

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of 53,500 and 83,000 shares in 1995 and 1994,
     respectively, of restricted common stock                                        $        148      $        415
  Forfeitures of 7,500 and 11,250 shares in 1995, and 1994,
     respectively, of restricted common stock                                        $         44      $         37





 See notes to consolidated financial statements and accompanying accountants'
                                review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the nine months ended September 30, 1995 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrant's independent public accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      RECLASSIFICATION OF ACCOUNTS

         Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation.

(3)      INCOME TAXES

         Income taxes consist of the following:

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ---------------------------      ---------------------------
                                                         1995            1994             1995           1994
                                                     ------------    ------------     ------------   ------------
                                                                              (IN THOUSANDS)
        Current:
           U.S. federal . . . . . . . . . . . . .     $       --     $       47       $        --    $        128
           State  . . . . . . . . . . . . . . . .              1             --                --               1
                                                      ----------     ----------       -----------    ------------

                                                               1             47                --             129
                                                      ----------     ----------       -----------    ------------
        Other:
           U.S. federal - deferred  . . . . . . .           (321)           559            (3,096)          2,196
           Tax benefits related to common
             stock issued pursuant to long-
             term incentive plan  . . . . . . . .             --             --                85              --
                                                      ----------     ----------       -----------    ------------

                                                            (321)           559            (3,011)          2,196
                                                      ----------     ----------       -----------    ------------

        Total tax provision (benefit)   . . . . .     $     (320)    $      606       $    (3,011)   $      2,325
                                                      ==========     ==========       ===========    ============

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


        For the nine months ended September 30, 1995, the effective tax rate for financial reporting purposes approximates the U.S. federal statutory rate of 35%.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and December 31, 1994 are presented below.

                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    1995                1994
                                                                               --------------       --------------
                                                                                          (IN THOUSANDS)
        Deferred tax assets:
           Net operating loss carryforwards . . . . . . . . . . . . . . . .    $     32,759         $      28,804
           Investment tax, general business and foreign tax
             credit carryforwards   . . . . . . . . . . . . . . . . . . . .          13,410                13,410
           Employer's liability claims  . . . . . . . . . . . . . . . . . .           1,216                 1,044
           Allowance for bad debts  . . . . . . . . . . . . . . . . . . . .              --                     1
                                                                               ------------         -------------
           Total gross deferred tax assets  . . . . . . . . . . . . . . . .          47,385                43,259
           Less valuation allowance . . . . . . . . . . . . . . . . . . . .         (38,825)              (38,649)
                                                                               ------------         -------------
           Net deferred tax assets  . . . . . . . . . . . . . . . . . . . .           8,560                 4,610
                                                                               ------------         -------------

        Deferred tax liabilities:
           Plant and equipment, principally due to differences
             in depreciation  . . . . . . . . . . . . . . . . . . . . . . .          12,365                11,273
           Deferred intercompany gains and losses . . . . . . . . . . . . .           1,464                 1,702
                                                                               ------------         -------------
           Total gross deferred tax liabilities . . . . . . . . . . . . . .          13,829                12,975
                                                                               ------------         -------------
           Net deferred tax liability . . . . . . . . . . . . . . . . . . .    $      5,269         $       8,365
                                                                               ============         =============

(4)     SHORT-TERM INVESTMENTS

        Short-term investments are carried at amortized cost, which approximates market as of September 30, 1995. They primarily consist of U.S. government or agency issues which are generally held to maturity.

(5)     NET INCOME (LOSS) PER COMMON SHARE

        Net income (loss) per common share for the nine months ended September 30, 1995 and 1994 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Demand for offshore drilling services is primarily driven by the economics of oil and gas exploration, development and production, which in turn, are closely linked to current and projected oil and gas prices. Since the mid-1980's, oil and gas prices have been unstable and generally lower than prices experienced during the early 1980's, resulting in volatile and generally reduced demand for offshore drilling services. In addition, during the early 1980's, the industry built a substantial number of new offshore drilling rigs. Since 1993, the worldwide jack-up market has shown general improvement compared to the 1986-1992 period. This improvement can be generally attributed to improved jack-up rig demand and a continuing reduction in jack-up rig supply. Although this period can be characterized as showing general improvement, certain significant jack-up markets have experienced short periods of reduced rig demand and/or excess rig supply. During those periods of low rig utilization, day rates were adversely impacted and drilling contractors competing in those markets suffered poorer financial results until rig demand improved or rigs left those markets for other markets.

DRILLING MARKETS AND UTILIZATION

    General

        Historically, the Company has derived substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and in the Bay of Campeche. Three of the Company's rigs, MARINE 300, MARINE 304 and MARINE 201, are configured to work in international markets outside the U.S. Gulf of Mexico and the Bay of Campeche. The Company's other rigs could, if applicable modifications were made and certifications obtained, operate in certain areas outside of the U.S. Gulf of Mexico and the Bay of Campeche. The Company's rigs are not, however, suitable for areas, such as the North Sea, that require hostile environment operating capabilities. The Company is marketing certain of its rigs in selected international markets in order to diversify its operations.

    U.S. Gulf of Mexico

        The jack-up drilling market in the U.S. Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Day rates can and have fluctuated significantly on relatively small changes in the rig supply and demand situation in this market.

        Throughout the period from late 1992 through 1994, jack-up operations in the U.S. Gulf of Mexico were characterized by improving rig demand. In late 1994 and early 1995, however, the combination of reduced jack-up demand and increased rig supply had a depressing effect on U.S. Gulf of Mexico operations. During this period of reduced utilization, day rate levels fell and contractors experienced reduced levels of earnings. Since mid-1995, a combination of improved jack-up rig demand and mobilizations of rigs to improving international markets has resulted in improved jack-up day rates and utilization.

        With 12 of its 13 rigs located in the U.S. Gulf of Mexico, the Company is well positioned to benefit from any upturn in that market. The improved utilization of jack-up rigs in the U.S. Gulf of Mexico during the third quarter appears to be continuing in the fourth quarter. The industry wide utilization of jack-up rigs in the U.S. Gulf of Mexico as of November 7, 1995 was 83%, as compared with an average of 72% for the first nine months of 1995.

    Other Markets

        Most of the world's other significant jack-up drilling markets are currently experiencing improving rig utilization and day rates. According to Offshore Data Services, as of November 7, 1995, worldwide jack-up utilization outside of the U.S. Gulf of Mexico was 82% (205 rigs working out of a supply of 249 rigs) compared to 74% at the beginning of 1995.

        During most of 1993 and early 1994, demand for jack-up rigs was strong in the Bay of Campeche, offshore Mexico in the southern Gulf of Mexico. The Bay of Campeche drilling market, however, generally deteriorated in late 1994 and early 1995. The Company contracted two of its rigs (the MARINE 301 and the MARINE 303) into this market in late 1992 and another (the MARINE 300) in mid-1993. The first two rigs completed their contracts in late 1993 and early 1994, respectively, and subsequently returned to the U.S. Gulf of Mexico. The third rig completed its contract and returned to the U.S. Gulf of Mexico in May, 1995. Although Mexico has devalued its currency and is currently experiencing a recession, the Company expects to continue to actively market its fleet in the Bay of Campeche.

        In August 1995, the Company entered into a one-year term contract for the MARINE 201 to operate off the east coast of India. Under the contract, the customer has options to extend the contract for up to eight three-month extension periods. The rig reached India during the second week of November and drilling operations commenced shortly thereafter. The cost of mobilization of the rig from the U.S. Gulf of Mexico to India is to be substantially reimbursed by the customer.

        The following table sets forth certain industry and Company historical data for the periods indicated. Industry data includes many rigs that are dissimilar to the Company's rigs in terms of performance capabilities, age, operational criteria and environmental capabilities. Certain of the Company's competitors have fleets that include rigs other than jack-up rigs that can compete with jack-up rigs under certain circumstances.

                                              THREE MONTHS ENDED        NINE MONTHS ENDED         YEARS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,           DECEMBER 31,
                                             -------------------        -----------------       -----------------
                                             1995           1994         1995       1994        1994         1993
                                             ----           ----         ----       ----        ----         ----
INDUSTRY:(a)

U.S. Gulf of Mexico:
   Total jack-up rigs . . . . . . . .         139.7         139.2       140.8       134.1        135.8        116.5
   Working jack-up rigs . . . . . . .         108.5         105.4       101.4        99.9        102.9         90.5
   Utilization  . . . . . . . . . . .            78%           76%         72%         75%          76%          78%

All other markets:
   Total jack-up rigs . . . . . . . .         245.2         252.4       246.5       257.2        255.5        276.6
   Working jack-up rigs . . . . . . .         199.8         188.9       195.2       194.7        192.5        216.9
   Utilization  . . . . . . . . . . .            81%           75%         79%         76%          75%          78%

COMPANY:(b)

   Total jack-up rigs . . . . . . . .          13.0          12.0        13.0        12.0         12.1         11.1
   Working jack-up rigs . . . . . . .           9.5          10.2         8.3         9.5          9.8          9.9
   Utilization  . . . . . . . . . . .            73%           85%         64%         79%          81%          89%
   Non-marketed rigs  . . . . . . . .           3.0           1.0         3.5          .6           .8           .9
   Utilization of marketed rigs . . .            95%           92%         88%         83%          87%          97%

   Average day rates(c) . . . . . . .       $17,712       $18,616     $17,564     $20,133      $19,686      $23,019

---------------------------

(a)  Average of weekly data published by Offshore Data Services.

(b) The numbers included in the table represent the average number of rigs operated by the Company for the periods indicated.

(c) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract and working during that period.

COMPETITION

        The offshore contract drilling market is highly competitive with a large number of contractors competing for available work. Drilling contracts are generally awarded on a competitive bid basis. Pricing and rig water depth capabilities are generally the most important competitive factors in the drilling industry. Other competitive factors include the technical capabilities of specialized drilling equipment and personnel, operational experience, rig suitability, efficiency, equipment condition, safety record, reputation and customer relations.

        The Company seeks to capitalize on customer recognition of the Company's safety record, crew quality and the quality of its service and equipment. Many of the Company's competitors, however, are larger, or are subsidiaries of larger companies, and have greater financial resources and more diverse fleets than the Company, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, to build new rigs or to acquire existing rigs that become available for purchase.

DRILLING OPERATIONS AND CUSTOMERS

        The Company's existing drilling contracts provide for compensation on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. Under most daywork contracts, the customer also pays the cost of moving the rig and related equipment to the job site and the costs of drilling the well (other than the costs of operating the rig, which are borne by the drilling contractor). Daywork contracts may provide for lower rates during periods when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of the Company. Historically, the Company has not marketed its rigs under fixed price or turnkey contracts.

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

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources

        The Company had working capital at September 30, 1995 of $25,141,000 as compared to working capital of $48,413,000 at December 31, 1994. The decrease of $23,272,000 in working capital was due primarily to the repayment of debt under a revolving credit facility, losses from operations, capital expenditures and common stock repurchases. Net cash provided by operating activities was $4,765,000 for the nine months ended September 30, 1995 as compared to net cash provided by operations of $11,226,000 for the nine months ended September 30, 1994, a decrease of $6,461,000 or 58%. Cash used in investing activities was $2,030,000 for the nine months ended September 30, 1995 resulting primarily from maturities of short-term investments of $12,553,000 compared to cash used in investing activities of $18,918,000 for the nine months ended September 30, 1994. Capital expenditures for the nine months ended September 30, 1995 were $14,867,000, of which approximately $523,000 was used to purchase drill pipe, and the balance was primarily for rig upgrades as discussed below and the mobilization/refurbishment of the MARINE 201. Net cash used in financing activities was $7,480,000 consisting of (i) debt repayments of $5,000,000 and
(ii) common stock repurchases of $2,657,000, net of proceeds of $177,000 from common stock option exercises.

    Outlook

        In late 1994, the Company commenced a program (the "Rig Upgrade Program") to upgrade the operational capabilities of certain of its rigs.
This program includes the following upgrades: (i) converting the power systems of selected mechanically powered rigs, (ii) adding top drive drilling systems to selected rigs, and (iii) other potential rig upgrades such as (a) increased water depth ratings and (b) additions of cantilever features to slot type rigs. Future expenditures for the Rig Upgrade Program will be subject to the Company's outlook for drilling market conditions, as well as changes in the Company's financial condition. Accordingly, the Company may elect to expand, defer or cancel portions of this program.

        The Company continues to pursue the acquisition of additional drilling rigs to enhance its fleet. At this time, however, the Company has no planned or pending rig acquisitions. Future acquisitions, if any, would likely be funded from the Company's working capital or through debt and/or equity financing. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. Depending upon the Company's success in acquiring rigs in the future, as well as future industry conditions, the Company may elect to defer or suspend portions of the Rig Upgrade Program discussed in the preceding paragraph in order to preserve its working capital and financial resources.

        At this time, the Company estimates its fourth quarter 1995 capital expenditures to be approximately $8,300,000 consisting of (i) drill pipe expenditures ($1,700,000), (ii) a top drive installation for the MARINE 300 ($2,000,000), (iii) a top drive addition, power system conversion and general refurbishment to the MARINE 15 ($4,500,000) and (iv) other miscellaneous expenditures.

        During 1996, the Company expects to incur capital expenditures totalling $16,500,000 consisting of (i) drill pipe purchases ($2,200,000), (ii) general rig refurbishments ($5,200,000), (iii) the installation of a top drive drilling system on the MARINE 200 ($2,400,000) and (iv) modification of two rigs for international operations ($6,700,000).

        On December 1, 1994, Keyes Holding Corporation ("KHC"), a wholly-owned subsidiary of the Company, entered into a revolving credit/term loan agreement with a U.S. financial institution pursuant to which KHC may, subject to the conditions stated in the agreement, borrow up to the lesser of (i) $35,000,000, or (ii) 50% of the appraised value of MARINE 300, 301 and 303. The agreement includes an 18-month revolving credit facility which is convertible on June 1, 1996 into a three-year term loan facility. The term loan is amortized monthly at the rate of 20% of the initial term loan amount per year with a balloon payment for the remaining principal (40% of the initial term loan amount) due at the maturity of the term loan. The agreement provides that the amounts borrowed will bear interest at floating rates equal to LIBOR + 2.5%. The minimum borrowing under the revolving credit facility is $10,000,000. If, on June 1, 1996, KHC elects to convert less than $10,000,000 into a term loan, then it will be required to pay a non-utilization fee equal to 2% of the excess of $10,000,000 over the amount converted. As of September 30, 1995, the related debt outstanding was $10,000,000 and the amount available under the line of credit was $25,000,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's existing drilling rig fleet. The Company has guaranteed up to $8,750,000 of the borrowings under the loan agreement. The borrowings under the agreement are secured by a mortgage on MARINE 300, MARINE 301 and MARINE 303.

        Reduced rig demand in the U.S. Gulf of Mexico drilling market in early 1995 adversely affected the Company's operations and cash flow. As a result, the Company elected to suspend the marketing of three rigs. These rigs were deactivated in a common offshore location and, after preparation for extended idle time, were maintained periodically by a small maintenance crew. As of the date of this report, all but one of those rigs has been reactivated.

        On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The action reflects the Company's view that its remaining shareholders will benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases, if made, shall be at such time and in such amounts as the Company deems appropriate. The Company will fund such repurchases from working capital. As of the date of this report, the Company has purchased a total of 735,000 shares of Common Stock at an average price of $3.61 per share.

        The Company believes that its available funds, together with cash generated from operations and amounts that may be borrowed under the revolving credit/term loan facility, will be sufficient to fund its capital expenditures, working capital and debt service for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, particularly the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

RESULTS OF OPERATIONS  --  NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                           NINE MONTHS ENDED SEPTEMBER 30, 1994

    Revenues

        Revenues for the nine months ended September 30, 1995 decreased $12,578,000 (24%) from $52,438,000 for the first nine months of 1994 to
$39,860,000. The decrease in revenues was the result of two factors: (i) a 13% decrease in average day rates from $20,133 in 1994 to $17,564 in 1995, and
(ii) a decrease in the number of marketed rigs from 11 in 1994 to 9 in 1995, offset by an increase in utilization of marketed rigs from 83% in 1994 to 88% in 1995. The reduction of average day rates and number of marked rigs was caused principally by a general decline in industry wide conditions and by the reduced level of drilling activity in Mexico's Bay of Campeche. The reduction in the revenues derived by the Company from the Bay of Campeche during the first nine months of 1995 was the result of the following factors: (i) the Company had a reduced average number of rigs in this market in 1995 as compared to 1994 and (ii) the MARINE 300 was out of service for a short time in early 1995 for required inspections. Later, in May, the MARINE 300 completed its contract in the Bay of Campeche and returned to the U.S. Gulf of Mexico. The Company has had no rigs in the Bay of Campeche since that time.

    Costs and Expenses

        Contract drilling expenses increased $283,000 (1%) from $38,052,000 for the nine months ended September 30, 1994 to $38,335,000 for the corresponding period in 1995. This increase is primarily the result of an increased number of owned rigs and rig inspection costs incurred in early 1995, which was partially offset by a reduced number of marketed rigs as compared to 1994.

        Depreciation and amortization expense increased $1,046,000 (18%) from $5,727,000 for the nine months ended September 30, 1994 to $6,773,000 for the corresponding period in 1995. The increase resulted primarily from the acquisition of the MARINE 3 in the fourth quarter of 1994, expenditures for the acquisition and refurbishment of the MARINE 201, expenditures to upgrade the MARINE 16, drill string purchases and amortization of deferred loan costs.

        General and administrative expenses increased $1,268,000 (45%) from $2,817,000 for the first nine months of 1994 to $4,085,000 for the nine months ended September 30, 1995. The increase was primarily related to the following factors: (i) a $480,000 increase in benefit-related expenses due to credits received in 1994 which were not received in 1995; (ii) executive bonuses of approximately $127,000 paid in early 1995; (iii) a severance accrual of $117,000 related to a 1995 work force reduction program; (iv) an increase in professional services of $132,000 due to business combination discussions which were later suspended and (v) an increase of $221,000 related to increased marketing activities.

    Interest Expense

        Interest expense for the nine months ended September 30, 1995 was $657,000 and consisted of the following: (i) interest of $712,000 based on an average interest rate of 8.5% on an average borrowed balance of approximately $11,100,000; (ii) credit facility fees of $45,000 and (iii) a capitalized interest credit of approximately $100,000. The Company had no interest expense or outstanding debt during this period in 1994.

    Interest Income

        Interest income for the nine months ended September 30, 1995 increased $477,000 from $781,000 for the first nine months of 1994 to $1,258,000. The increase was related primarily to increased cash balances and improved interest rates on invested balances.

    Income Taxes

        Income taxes of $(3,011,000) for the nine months ended September 30, 1995 consisted of deferred U.S. federal tax benefits of $(3,096,000) and tax benefits related to common stock issued pursuant to a long-term incentive plan of $85,000.

RESULTS OF OPERATIONS  --  THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                           THREE MONTHS ENDED SEPTEMBER 30, 1994

    Revenues

        Revenues for the third quarter of 1995 decreased $1,903,000 (11%) from $17,393,000 to $15,490,000 compared to the same period in 1994. The decrease in revenues was the result of three factors: (i) a 5% decrease in average day rates from $18,616 in 1994 to $17,712 in 1995, (ii) a decrease in the number of marketed rigs from 11 in 1994 to 10 in 1995 offset by an increase in utilization of marketed rigs from 92% in 1994 to 95% in 1995. During the third quarter of 1995, the Company had no rigs in the Bay of Campeche, Mexico.

    Costs and Expenses

        Contract drilling expenses for the third quarter of 1995 decreased $219,000 (2%) from $13,112,000 to $12,893,000 compared to the same period in
1994. This decrease is primarily the result of a reduced number of marketed rigs in 1995 which was partially offset by higher employer liability claims and insurance costs.

        Depreciation and amortization expense for the third quarter of 1995 increased $518,000 (27%) from $1,953,000 to $2,471,000 compared to the same period in 1994. The increase resulted primarily from the activation of the MARINE 201, the acquisition of the MARINE 3 in the fourth quarter of 1994, the MARINE 16 upgrades, drill string additions and, to a lesser extent, the amortization of deferred loan costs.

        General and administrative expenses increased $239,000 (25%) from $962,000 for the third quarter of 1994 to $1,201,000 for the same period in 1995. The increase in the third quarter of 1995 was primarily due to a $253,000 increase in health care coverage expenses resulting from credits received in 1994 but not in 1995.

    Interest Expense

        Interest expense for the third quarter of 1995 was $199,000 and consisted of the following: (i) interest of $211,000 based on an average rate of 8.4% with an average balance of $10,000,000; (ii) interest of $16,000 based on a .25% rate with an average unused balance of $25,000,000 and (iii) offset by capitalized interest of approximately $28,000.

    Interest Income

        Interest income decreased $106,000 from $427,000 for the third quarter of 1994 to $321,000 for the same period in 1995. The decrease was related primarily to a decrease in cash balances.

    Income Taxes

        Income taxes for the third quarter of 1995 consisted of deferred U.S. federal tax benefits of $(321,000) and state tax expense of $1,000.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of the Company was held on August 17, 1995. At the meeting, nine directors were elected by a vote of holders of Common Stock, as outlined in the Company's Proxy Statement related to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees:

                                       In Favor              Withheld         Broker Non-Votes        Abstaining
                                -------------------     ------------------   ------------------    ----------------
    Nominee       Votes Cast       Votes        %         Votes        %       Votes        %        Votes       %
--------------    ----------    -----------   -----     ---------    -----   ---------     ----    ---------    ---
Mr. Barbanell     30,964,656    30,868,072    99.7%     96,584      0.3%       --          --        --        --
Mr. Brown         30,964,656    30,868,072    99.7%     96,584      0.3%       --          --        --        --
Mr. Bull          30,964,656    30,868,072    99.7%     96,584      0.3%       --          --        --        --
Mr. Flores        30,964,656    30,868,072    99.7%     96,584      0.3%       --          --        --        --
Mr. Gregory       30,964,656    30,868,072    99.7%     96,584      0.3%       --          --        --        --
Mr. Keyes         30,964,656    30,868,072    99.7%     96,584      0.3%       --          --        --        --
Mr. Libowitz      30,964,656    30,868,072    99.7%     96,584      0.3%       --          --        --        --
Mr. Linneman      30,964,656    30,868,072    99.7%     96,584      0.3%       --          --        --        --
Mr. Newman        30,964,656    30,868,072    99.7%     96,584      0.3%       --          --        --        --

The second item voted upon at the meeting was ratification of the adoption of the Marine Drilling Companies, Inc. 1995 Non-Employee Directors' Plan, with votes cast as follows:

                                   In Favor              Against         Broker Non-Votes         Abstaining
                            -------------------    -----------------    ------------------    ------------------
             Votes Cast        Votes        %        Votes       %        Votes        %        Votes        %
             ----------     -----------   -----    ---------   -----    ---------    -----    ---------    -----
             30,964,656     30,351,634    98.0%    170,064     0.5%     188,140       0.6%    254,818       0.9%

The final item voted upon at the meeting was ratification of the appointment of KPMG Peat Marwick LLP as independent certified public accountants of the Company and its subsidiaries for 1995, with votes cast as follows:

                                   In Favor              Against         Broker Non-Votes         Abstaining
                            -------------------    -----------------    ------------------    ------------------
             Votes Cast        Votes        %        Votes       %        Votes        %        Votes        %
             ----------     -----------   -----    ---------   -----    ---------    -----    ---------    -----
             30,964,656     30,917,496   99.85%     35,742      0.1%         --        --      11,419      0.05%

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

              Exhibit No.      Description
              -----------      -----------
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

(b)     Reports on Form 8-K:

             No reports on Form 8-K were filed during the third quarter of 1995.

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


                                                      MARINE DRILLING COMPANIES, INC.
                                                      (Registrant)



Date:    November 14, 1995                            By   /s/        William H. Flores
                                                         ----------------------------------------------------------------
                                                             William H. Flores
                                                             Senior Vice President -
                                                             Chief Financial Officer and Director
                                                             (Principal Financial Officer)



Date:    November 14, 1995                            By   /s/        Joan R. Smith
                                                         ----------------------------------------------------------------
                                                             Joan R. Smith
                                                             Vice President, Controller and Secretary
                                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS



                                                                                                             SEQUENTIALLY
 EXHIBIT                                                                                                       NUMBERED
  NUMBER                                   EXHIBITS                                                              PAGE
 -------                                   --------                                                          ------------
    15                    Letter regarding unaudited interim financial information

    27                    Financial Data Schedule