Form 10-K405
period 1995-12-31
MARINE DRILLING COMPANIES INC
filed 1996-03-08
CIK 860521

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                              1995 FORM 10-K
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (Fee Required)

                  For the fiscal year ended December 31, 1995
                                    OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (No Fee Required)

         For the transition period from ____________ to  ____________ .

                     Commission File Number:  0-18309

                      MARINE DRILLING COMPANIES, INC.
          (Exact name of registrant as specified in its charter)

                   TEXAS                                    74-2558926
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)

ONE SUGAR CREEK CENTER BLVD, SUITE 600, SUGAR LAND, TEXAS   77478-3556
      (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code:    (713) 243-3000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [X]

             AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY
               NONAFFILIATES ON MARCH 5, 1996 --  $227,853,960.

                 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                       ON MARCH 5, 1996 -- 43,883,153.

                     DOCUMENTS INCORPORATED BY REFERENCE
          (1) Proxy Statement for Annual Meeting of Shareholders
                        to be held May 9, 1996 -- Part III

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

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
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . 15


                                  PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder
          Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 6.  Selected Consolidated Financial Data . . . . . . . . . . . . . . . . 16
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . 18
Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . . . . 24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . 40


                                 PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . . . 40
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 40
Item 12. Security Ownership of Certain Beneficial Owners and Management . . . 40
Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . 40


                                  PART IV

Item 14. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 40

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 47













                                    (i)

                                PART I

ITEM 1. BUSINESS

GENERAL

     Marine Drilling Companies, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Texas in January 1990. Since 1966, the Company or its predecessors has been engaged in offshore contract drilling of oil and gas wells for independent and major oil and gas companies. As of March 5, 1996, the Company owned and operated a fleet of thirteen mobile offshore jack-up drilling rigs, consisting of four independent leg jack-ups and nine mat supported jack-ups. On that date, twelve of the Company's thirteen rigs were located in the U.S. Gulf of Mexico and one was located offshore India. The Company currently derives substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and in India. The Company's rigs could, with certain modifications, work in other areas, however, the Company's rigs are not suitable for those areas, such as the North Sea, that require hostile environment operating capabilities.

     The Company's strategic objectives are to (i) optimize cash flow per share by maintaining a significant presence in its primary market -- the U.S. Gulf of Mexico and by obtaining profitable term contracts, to the extent available, in selected international markets as well as in its primary market, (ii) increase the size, flexibility and competitiveness of its fleet through discrete rig acquisitions, opportunistic acquisitions of other fleets which are complimentary to the Company's present fleet and rig upgrades and refurbishments, (iii) manage the volatility of the drilling business by maintaining a conservative capital structure and (iv) continually emphasize customer service, quality operations, safety and environmental responsibility.

INDUSTRY CONDITIONS AND COMPETITION

     Demand for offshore drilling services is primarily driven by the economics of oil and gas exploration, development and production, which in turn, are closely tied to oil and gas prices. Since the mid-1980's oil and gas prices have been volatile and generally lower than prices experienced during the early 1980's. As a result, demand for offshore drilling services has been erratic and generally lower than during the early 1980's. In addition, during the late 1970's and early 1980's, the industry built a substantial number of new offshore drilling rigs. The combination of (i) generally lower oil and gas prices, (ii) increased rig supply and (iii) lower demand for offshore drilling services has resulted in many periods of depressed pricing and utilization for most of the world's offshore drilling markets.

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

     The magnitude of the Company's contract drilling revenues is dependent upon rig utilization and pricing. These variables are affected by competitive conditions in the drilling industry and the amount of drilling activity conducted by oil and gas companies. As previously stated, this activity is strongly influenced by the current and projected prices of oil and natural gas. To provide a recent historical perspective, oil and gas prices for 1991 through 1995 are set forth in the following graph:

                         OIL AND NATURAL GAS PRICES


                                  [GRAPH]

Five year history of Oil and Natural Gas Prices by quarters from January 1, 1991 through December 31, 1995.

                    MEASUREMENT     GAS        OIL
                    PERIOD          PRICES     PRICES
                    ----------      ------     ------
                    1st Qtr 91      $1.54      $21.91
                    2nd Qtr 91      $1.32      $20.77
                    3rd Qtr 91      $1.28      $21.65
                    4th Qtr 91      $1.82      $21.76
                    1st Qtr 92      $1.31      $18.91
                    2nd Qtr 92      $1.54      $21.21
                    3rd Qtr 92      $1.81      $21.66
                    4th Qtr 92      $2.36      $20.50
                    1st Qtr 93      $1.90      $19.88
                    2nd Qtr 93      $2.20      $18.75
                    3rd Qtr 93      $2.14      $17.80
                    4th Qtr 93      $2.11      $16.44
                    1st Qtr 94      $2.29      $14.80
                    2nd Qtr 94      $1.97      $17.86
                    3rd Qtr 94      $1.72      $18.44
                    4th Qtr 94      $1.58      $17.63
                    1st Qtr 95      $1.47      $18.37
                    2nd Qtr 95      $1.65      $19.32
                    3rd Qtr 95      $1.52      $17.82
                    4th Qtr 95      $1.98      $18.09

SOURCE: OFFSHORE DATA SERVICES
        NATURAL GAS PRICES -- OFFSHORE LOUISIANA SPOT GAS
        OIL PRICES -- WEST TEXAS INTERMEDIATE



  WORLDWIDE OFFSHORE MARKET CONDITIONS

     As the following graph illustrates, from the beginning of 1991 to the end of 1995, the number of jack-up rigs available worldwide has declined by 30 rigs (approximately 7%). Jack-up rig demand during that period has varied from a low of 257 rigs (64% utilization) during the second quarter of 1992 to a high of 319 rigs (83% utilization) in late 1995. During 1995, the average worldwide supply, demand and utilization of jack-up rigs was 387, 302 and 78%, respectively, as compared to 1994 during which these statistics were 391, 296 and 75%, respectively. In general, jack-up rig demand was weak in 1992, 1994 and 1995, but demand was relatively stronger in 1993 and late 1995. Due to the highly competitive nature of the industry, relatively small changes in the worldwide supply/demand relationship of jack-up rigs often result in significant changes in rig day rates. This relationship can be particularly pronounced in individual geographic markets.

      The following graph includes data regarding worldwide jack-up rig supply (including non-marketed rigs), demand and utilization for 1991 through 1995:

                       WORLDWIDE JACK-UP RIG STATISTICS


                                   [GRAPH]

Statistics for Jack-Up Rigs Worldwide consisting of the total rigs, working rigs, and rig utilization by quarters from January 1, 1991 through December 31, 1995.

                    MEASUREMENT     TOTAL      WORKING     UTILIZATION
                    PERIOD          RIGS       RIGS        PERCENTAGE
                    ----------      ----       ------      -----------
                    1st Qtr 91      415        300         72%
                    2nd Qtr 91      414        297         72%
                    3rd Qtr 91      410        296         72%
                    4th Qtr 91      407        296         73%
                    1st Qtr 92      401        277         69%
                    2nd Qtr 92      399        257         64%
                    3rd Qtr 92      397        270         68%
                    4th Qtr 92      396        298         75%
                    1st Qtr 93      394        303         77%
                    2nd Qtr 93      394        305         77%
                    3rd Qtr 93      393        310         79%
                    4th Qtr 93      392        312         80%
                    1st Qtr 94      391        295         75%
                    2nd Qtr 94      391        295         75%
                    3rd Qtr 94      392        294         75%
                    4th Qtr 94      391        298         76%
                    1st Qtr 95      390        286         73%
                    2nd Qtr 95      387        296         76%
                    3rd Qtr 95      385        308         80%
                    4th Qtr 95      385        319         83%

SOURCE:  OFFSHORE DATA SERVICES

     Due to the mobile nature of jack-up rigs, changes in the demand for drilling services among different markets cause many drilling contractors to react by moving several rigs from weaker markets to stronger markets, thereby creating an increased supply of rigs in the stronger market. This increased rig supply in the stronger market will quickly cause day rates to deteriorate unless rig demand in that market increases at or above the rate of growth in rig supply. As the prices of oil and gas fluctuate, oil and gas companies quickly adjust their drilling budgets to reflect the changed economics of exploration and production. Thus, a drilling market which is driven primarily by the exploration and production of only one of those commodities may see a pronounced change in the demand for drilling services triggered by the change in the price of the respective underlying commodity. These changes in demand for drilling services often occur quickly and can have significant magnitude. For example, the weak price of natural gas during most of 1991, early 1992 and early 1995 had a significant depressing effect on jack-up demand during those periods in the U.S. Gulf of Mexico.

     During the periods discussed herein, the Company operated primarily in the U.S. Gulf of Mexico and the Bay of Campeche, offshore Mexico. These markets are further discussed below. In addition, in late 1995, the Company obtained a term contract for one of its rigs offshore India. The profitability of offshore drilling in these markets, as well as most of the world's offshore drilling markets, has been volatile since the mid-1980's and may remain so until the supply of jack-up rigs and demand therefor move closer to equilibrium levels. The Company is unable to predict future oil and gas prices or future levels of offshore drilling activity.

  U.S. GULF OF MEXICO

     The following graphs illustrate the relationship among working jack-up rigs, jack-up rig utilization and jack-up rig supplies based upon all rigs, as well as "marketed" rigs.


                           U.S. GULF OF MEXICO
                    JACK-UP RIG STATISTICS -- ALL RIGS


                                [GRAPH]

Statistics for Jack-Up Rigs in the U.S. Gulf of Mexico consisting of the total rigs, working rigs, and rig utilization by quarters from January 1, 1991 through December 31, 1995.

                    MEASUREMENT     TOTAL      WORKING     UTILIZATION
                    PERIOD          RIGS       RIGS        PERCENTAGE
                    ----------      ----       ------      -----------
                    1st Qtr 91      156        96          62%
                    2nd Qtr 91      149        83          56%
                    3rd Qtr 91      143        76          53%
                    4th Qtr 91      137        78          57%
                    1st Qtr 92      127        60          47%
                    2nd Qtr 92      123        47          38%
                    3rd Qtr 92      117        52          44%
                    4th Qtr 92      117        76          65%
                    1st Qtr 93      111        81          73%
                    2nd Qtr 93      112        87          78%
                    3rd Qtr 93      119        93          78%
                    4th Qtr 93      125        101         81%
                    1st Qtr 94      127        92          72%
                    2nd Qtr 94      136        102         75%
                    3rd Qtr 94      139        105         76%
                    4th Qtr 94      141        112         79%
                    1st Qtr 95      141        94          67%
                    2nd Qtr 95      142        101         71%
                    3rd Qtr 95      140        108         78%
                    4th Qtr 95      138        114         83%

SOURCE:  OFFSHORE DATA SERVICES


------------------------------------------------------------------------------

                          U.S. GULF OF MEXICO
                   JACK-UP RIG STATISTICS -- MARKETED RIGS


                                [GRAPH]

Statistics for marketed Jack-Up Rigs in the U.S. Gulf of Mexico consisting of the marketed rigs, working rigs, and rig utilization by quarters from January 1, 1991 through December 31, 1995.

                    MEASUREMENT     TOTAL      WORKING     UTILIZATION
                    PERIOD          RIGS       RIGS        PERCENTAGE
                    ----------      ----       ------      -----------
                    1st Qtr 91      125         96         77%
                    2nd Qtr 91      120         83         69%
                    3rd Qtr 91      110         76         69%
                    4th Qtr 91      107         78         73%
                    1st Qtr 92       96         60         63%
                    2nd Qtr 92       84         47         56%
                    3rd Qtr 92       77         52         68%
                    4th Qtr 92       88         76         86%
                    1st Qtr 93       91         81         89%
                    2nd Qtr 93       96         87         91%
                    3rd Qtr 93      103         93         90%
                    4th Qtr 93      111        101         90%
                    1st Qtr 94      118         92         78%
                    2nd Qtr 94      126        102         81%
                    3rd Qtr 94      130        105         81%
                    4th Qtr 94      131        112         86%
                    1st Qtr 95      127         94         74%
                    2nd Qtr 95      128        101         79%
                    3rd Qtr 95      129        108         84%
                    4th Qtr 95      126        114         90%

SOURCE:  OFFSHORE DATA SERVICES

     The jack-up drilling market in the U.S. Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Day rates often experience major changes on relatively small changes in the rig supply and demand situation in this market.

     Day rates during 1992 through 1995 were (i) very depressed during the first three quarters of 1992, (ii) generally stronger beginning in late 1992 and throughout 1993, (iii) moderately declining during 1994, (iv) very weak during the first quarter of 1995 and (v) generally increasing during late 1995. These activities were driven by the changes in the relationship between the supply of marketed jack-ups and rig demand during those respective periods. Demand for rigs during this time period was depressed during early 1992 due to very weak natural gas prices. Demand improved in late 1992 and remained at relatively stronger levels thereafter except for early 1994 and early 1995 when natural gas prices (or the outlook therefor) were weaker. The supply of marketed jack-up rigs declined during early 1992 due to net rig mobilizations to stronger international markets. Later, as rig demand improved, rigs began to be mobilized back into this market and additional rigs, which were previously noncompetitive were reactivated and marketed. This rig supply trend started after the third quarter of 1992, when the marketed supply averaged 77 rigs, through the fourth quarter of 1994, when the marketed supply averaged 131 rigs. Subsequently, the marketed rig supply has decreased slightly due to rig mobilizations to other markets.

     At the date of this report, the demand for jack-ups (reported as the number of contracted rigs by Offshore Data Services on March 5, 1996) has increased dramatically to 117 rigs compared to a marketed rig supply of 123 rigs (95% utilization) and a total supply of 137 rigs (85% utilization). The Company cannot predict whether the recent improvement represents a long term trend or another short term cycle. Regardless of the demand existing at any point in time, competitors could move additional rigs into the markets in which the Company operates. Moreover, there are additional non-marketed rigs stacked in the U.S. Gulf of Mexico which, subject to some expenditure, could be reactivated to meet an increase in demand for drilling rigs in the Company's markets. Such movement or reactivation could depress pricing levels and adversely affect the supply and demand relationship in the Company's markets.

   BAY OF CAMPECHE, OFFSHORE MEXICO

                              BAY OF CAMPECHE
                          JACK-UP RIG STATISTICS


                                   [GRAPH]

Statistics for Jack-Up Rigs in the Bay of Campeche, Offshore Mexico consisting of the total rigs, working rigs, and rig utilization by quarters from January 1, 1991 through December 31, 1995.

                    MEASUREMENT     TOTAL      WORKING     UTILIZATION
                    PERIOD          RIGS       RIGS        PERCENTAGE
                    ----------      ----       ------      -----------
                    1st Qtr 91       7          7          100%
                    2nd Qtr 91       8          8          100%
                    3rd Qtr 91       8          8          100%
                    4th Qtr 91       7          7          100%
                    1st Qtr 92       8          8          100%
                    2nd Qtr 92       9          9          100%
                    3rd Qtr 92      10          8           80%
                    4th Qtr 92      11         11          100%
                    1st Qtr 93      19         17           89%
                    2nd Qtr 93      22         21           95%
                    3rd Qtr 93      22         20           91%
                    4th Qtr 93      20         18           90%
                    1st Qtr 94      19         17           89%
                    2nd Qtr 94      17         15           88%
                    3rd Qtr 94      15         12           80%
                    4th Qtr 94      15         10           67%
                    1st Qtr 95      15         11           73%
                    2nd Qtr 95      15         10           67%
                    3rd Qtr 95      14         10           71%
                    4th Qtr 95      12         17           58%

SOURCE:  OFFSHORE DATA SERVICES

     The Bay of Campeche drilling market experienced rapid growth in rig demand during the period from late 1992 to mid-1993. Since that time, the market has had lower levels of jack-up demand. The Company was able to contract two of its rigs (the MARINE 301 and MARINE 303) into this market in late 1992 and another in mid-1993. The first two rigs completed their contracts in late 1993 and early 1994, respectively, and subsequently returned to the U.S. Gulf of Mexico. The third rig (the MARINE 300) completed its contract in mid-1995.

     Rigs working in the Bay of Campeche are usually engaged by or on behalf of Petroleos Mexicanos ("Pemex"), the national oil company of the Republic
of Mexico.   Some of the rigs working for Pemex are subject to contracts between the respective drilling contractors and Pemex and the other rigs are working for turnkey companies which, in turn, have entered into turnkey drilling contracts with Pemex. The MARINE 300, which completed its contract in May 1995, was contracted to Industrial Perforadora, S.A. de CV ("IPC") which, in turn, supplied the rig and its services to Pemex pursuant to a contract between Pemex and IPC. As of December 31, 1995, the Company had no rigs in the Bay of Campeche.

  INDIA

     In August 1995, the Company received a contract to operate one of its rigs offshore India. The rig, the MARINE 201, was mobilized to India and commenced operations for Command Petroleum in November. Demand for jack-ups in India has generally averaged between 20 to 25 rigs during the past few years. During this time, the supply of rigs has generally been equal to demand resulting in utilization rates of 90% to 100%.

     Historically, most of the rigs working offshore India have been contracted to the Oil and Natural Gas Corporation Limited or its predecessors in India ("ONGC"). In recent months, however, ONGC and the Indian government have entered into agreements allowing other energy companies to drill offshore India. As a result of these agreements, the Company currently expects that jack-up demand offshore India will increase in the near future.

     The following table sets forth certain industry and Company historical data for the periods indicated:

                                           YEARS ENDED DECEMBER 31,
                                  -----------------------------------------
                                  1995     1994     1993     1992     1991
                                  -----    -----    -----    -----    -----
INDUSTRY(1):

U.S. Gulf of Mexico:
Total jack-up rigs . . . . . .    140.1    135.8    116.5    120.9    144.0
Working jack-up rigs . . . . .    104.6    102.9     90.5     58.8     91.0
Utilization. . . . . . . . . .       75%      76%      78%      49%      63%

All other markets:
Total jack-up rigs . . . . . .    246.7    255.5    276.6    277.1    266.0
Working jack-up rigs . . . . .    197.5    192.5    216.9    216.8    235.0
Utilization. . . . . . . . . .       80%      75%      78%      78%      88%

COMPANY(2):

Total jack-up rigs . . . . . .     13.0     12.1     11.1     15.3     21.0
Working jack-up rigs . . . . .      8.9      9.8      9.9      6.3     12.0
Utilization. . . . . . . . . .       69%      81%      89%      41%      56%
Non-marketed rigs. . . . . . .      3.0       .8       .9      6.7      5.0
Utilization of marketed rigs .       89%      87%      97%      73%      73%

Average day rates(3) . . . . .  $19,289  $19,686  $23,019  $13,816  $15,547

______________
(1)  Average of weekly data published by Offshore Data Services.

(2) The numbers included in the table represent the average number of rigs operated by the Company for the periods indicated.

(3) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract during that period.

DRILLING OPERATIONS AND CUSTOMERS

     Most of the Company's drilling contracts provide for compensation on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. The Company does not market its rigs under fixed price or turnkey contracts. In recent years, the Company's rigs have generally been contracted on a well-to-well basis due to highly competitive conditions. In early 1993, however, the Company obtained longer term contracts in Mexico, including two multi-well contracts and a one-year contract with extensions. In August 1995, the Company entered into a term contract for work in the Ravva License Area offshore the east coast of India. The term of the contract is one year beginning early November 1995 with options providing for a total of up to three years work for the MARINE 201. The operator of the Ravva License Area is Command Petroleum Limited of Sydney, Australia. The Company's objective is to obtain additional domestic and international contracts to the extent such contracts are available.

     The Company provides drilling services to a customer base which includes independent and major oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, that at current levels of activity, the Company would have alternative customers for its services if it lost any single customer and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis. See Note 8 of Consolidated Financial Statements included in this report for further information regarding the Company's major customers. The Company's management believes that its customer relationships are good.

ENVIRONMENTAL MATTERS

  GENERAL

     The Company is subject to numerous domestic and foreign governmental regulations that relate directly or indirectly to its operations, including certain regulations (a) controlling the discharge of materials into the environment, (b) requiring removal and cleanup under certain circumstances,
(c) requiring the proper handling and disposal of waste materials, or (d) otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling rigs in waters of the United States and certain offshore areas, may be liable for damages and for the cost of removing oil spills for which it is held responsible, subject to certain limitations. Laws and regulations protecting the environment have become more stringent in recent years and may, in certain circumstances, impose "strict liability," rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.
The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. The Company believes that it has conducted its operations in substantial compliance with all applicable environmental laws and regulations.

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

  U.S. OIL POLLUTION ACT OF 1990

     The U.S. Oil Pollution Act of 1990 ("OPA '90") and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of an onshore facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. OPA '90 establishes liability limits (subject to indexing) for mobile offshore drilling rigs. If functioning as an offshore facility, the mobile offshore drilling rigs are considered "tank vessels" for spills of oil on or above the water surface, with liability limits of the greater of $1,200 per gross ton or $10 million. To the extent damages and removal costs exceed this amount, the mobile offshore drilling rigs will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits of all removal costs plus $75 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA '90.

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

     The ongoing requirements of OPA '90 include proof of financial responsibility (to cover at least some costs in a potential spill), and preparation of an oil spill contingency plan. Vessel financial responsibility and contingency plan requirements have been promulgated by the United States Coast Guard. On August 23, 1993, the Minerals Management Service ("MMS") published an advance notice of its intention to adopt a rule under OPA '90 that would require responsible parties for offshore facilities to demonstrate $150,000,000 in financial responsibility, an amount set by the statute. This notice generated significant controversy and opposition throughout the oil and gas industry, and in May of 1995 the U.S. House of Representatives passed a bill that would lower the financial responsibility requirements applicable to offshore facilities to $35 million (the current requirement under the Outer Continental Shelf Lands Act). In November of 1995 the U.S. Senate adopted similar but slightly different legislation that must be reconciled with the House of Representatives bill before either bill can be presented to President Clinton for approval. The Clinton Administration has indicated support for limited changes to the OPA '90 financial responsibility requirements and that changes in the House of Representatives bill may be too extensive. The potential for these legislative efforts to affect OPA '90 financial responsibility requirements applicable to the Company cannot be determined at this time, but the impact of any financial responsibility requirement ultimately imposed by the MMS should be no more burdensome on the Company than on similarly situated or less capitalized drilling contractors operating in U.S. waters.

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

EMPLOYEES

     As of March 5, 1996, the Company had approximately 724 employees. The number of employees varies throughout the year depending on the level of drilling activity. The Company considers relations with its employees to be good. None of the Company's employees is presently represented by labor unions.

     Crew quality is an important factor considered by the customer in selecting a rig. Accordingly, the Company seeks experienced personnel when selecting crews from among the available applicants and the Company maintains a safety and personal training program. Due to the recent increases in demand for drilling services in the U.S. Gulf of Mexico, there is currently a shortage of experienced, qualified personnel. The Company has been forced to raise its wage rates in recent months in order to attract qualified personnel. Thus far, however, these increases have not been material.

ITEM 2. PROPERTIES

RIG FLEET

     All of the Company's thirteen rigs are jack-up rigs, which are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. An offshore rig consists of a hull, which supports the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a lower hull or mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Nine of the Company's rigs are mat supported rigs and four are of independent leg design. Five of the mat supported rigs and one of the independent leg rigs are of slot type design, which are configured for the drilling operations to take place through a slot in the hull. The Company's other four mat supported rigs and three of the independent leg rigs have a cantilever feature which allows the extension of the drilling equipment over a customer's platform to perform development drilling or workover operations. The Company's rigs are capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 200 to 300 feet.

     There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. Independent leg jack-up rigs typically have greater water depth capability and are advantageous in offshore areas where uneven bottom conditions or obstructions, such as pipelines, exist. Mat-supported rigs are advantageous in offshore areas with soft bottom conditions. A slot design is appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform, although some slot design rigs are capable of drilling over production platforms. A cantilevered jack-up can extend its drill floor and derrick over an existing, fixed structure, thereby permitting the rig to drill or work over a well located on such a structure. Jack-up rigs with the cantilever feature historically have achieved higher utilization and day rates.

     The Company has top drive drilling systems installed on seven of its rigs and plans to install such systems on several of its other rigs as a part of its rig upgrading program. A top drive drilling system allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of required connections. A top drive drilling system also permits rotation of the drill string while tripping in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency and reduce the risk of the drill string sticking during operations.

     The following table describes the Company's drilling rigs as of March 5, 1996:

                                                               YEAR OF
                                                            CONSTRUCTION    RATED     RATED
                                                              OR MAJOR      WATER    DRILLING
     NAME OF RIG            MAKE/DESIGN          TYPE       REFURBISHMENT   DEPTH     DEPTH            LOCATION
---------------------   -------------------   ----------    -------------   -----    --------   ---------------------
INDEPENDENT LEG RIGS:
MARINE 300 T(a)(b)(c)   F&G*/L780 MOD II      Cantilever        1981        250'      30,000'    U.S. Gulf of Mexico
MARINE 301 T            F&G*/L780 MOD II      Cantilever        1981        300'      25,000'    U.S. Gulf of Mexico
MARINE 303 T(d)         F&G*/L780 MOD II      Cantilever        1982        300'      30,000'    U.S. Gulf of Mexico
MARINE 304 T(c)         MLT**                 Slot              1993 (e)    300'      30,000'    U.S. Gulf of Mexico

MAT SUPPORTED RIGS:

MARINE 3                Bethlehem/262         Slot              1974        262'      25,000'    U.S. Gulf of Mexico
MARINE 4                Bethlehem/250         Slot              1975        250'      25,000'    U.S. Gulf of Mexico
MARINE 15  T            Baker Marine/250      Slot              1996 (f)(g) 250'      25,000'    U.S. Gulf of Mexico
MARINE 16  T            Bethlehem/250         Slot              1995 (f)    250'      20,000'    U.S. Gulf of Mexico
MARINE 17               Bethlehem/200         Cantilever        1981        200'      20,000'    U.S. Gulf of Mexico
MARINE 18               Bethlehem/250         Cantilever        1982        250'      20,000'    U.S. Gulf of Mexico
MARINE 200              Bethlehem/200         Cantilever        1981        200'      20,000'    U.S. Gulf of Mexico
MARINE 201 T(c)         Bethlehem/200         Cantilever        1995 (f)    200'      20,000'    India
MARINE 225              Bethlehem/225         Slot              1993 (h)    225'      20,000'    U.S. Gulf of Mexico

_______________________
(a) The Company is fabricating additional legs to provide for 300 foot water depth capacity.
(b)  Designed to operate in environmentally sensitive areas such as Mobile Bay.
(c)  Configured for international operations.
(d) The Company is fabricating additional personnel quarters to configure this rig for international operations.
(e)  Year of construction -- 1976
(f)  Year of construction -- 1981
(g) At the date of this report, this rig was not marketed pending the completion of refurbishment and upgrade activities.
(h)  Year of construction -- 1969
 T   Equipped with top drive drilling system.
 *   Friede & Goldman.
**   Marathon LeTourneau


  RECENT RIG TRANSACTIONS

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

Independent Leg Rig -- This type of rig consists of a floating hull with three independent elevated legs. After being towed to the drilling location, the legs are lowered until they penetrate the seabed and the hull is jacked to the desired elevation above sea level. The rig depicted in the diagram has a cantilever feature that permits the rig to operate over an existing, fixed platform or other structure.

[ART -- LINE DRAWING]

Mat Supported Rig -- This type of rig consists of a floating upper hull with three legs which are attached to a lower hull commonly referred to as a mat. After being towed to the drilling location, the legs are lowered until the mat contacts the seabed and the upper hull is jacked to the desired elevation above sea level. One advantage of mat supported rigs is the ability to operate in areas having soft seabed conditions where independent leg rigs are prone to have excessive penetration and subject to leg damage. The rig depicted is cantilevered.


[ART -- LINE DRAWING]

LEASED REAL PROPERTY

     The Company leases approximately 19,000 square feet of office space in Sugar Land, Texas for its headquarters. In addition, the Company leases a warehouse, storage and repair facility, including approximately 31 acres of land and 60,000 square feet of buildings, in Rosharon, Texas (near Houston).

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

     Various claims have been filed against the Company and its subsidiaries in the ordinary course of business, particularly claims alleging personal injuries. Management believes that the Company has adequate insurance coverage and has established adequate reserves for any liabilities which may reasonably be expected to result from these claims. In the opinion of management, no pending claims, actions or proceedings against the Company or its subsidiaries are expected to have a material adverse effect on its financial position or results of operations.

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

                                                  1995              1994
                                              -------------    --------------
                                              HIGH     LOW     HIGH      LOW
                                              -----   -----    -----    -----
          First Quarter. . . . . . . . .      3 1/4   2 1/2    6 3/4    4 5/8
          Second Quarter . . . . . . . .      4 1/2   3 3/8    6 1/8    4 3/8
          Third Quarter. . . . . . . . .      4 7/8   3 3/8    6 1/8    4 1/2
          Fourth Quarter . . . . . . . .      5 1/8   3 1/2    4 3/4    2 5/8

     The last sale price of the Common Stock as reported by the Nasdaq Stock Market on March 5, 1996 was $7 1/2 per share and there were approximately 500 holders of record.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended December 31, 1995 are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

                                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                     1995        1994       1993 (1)    1992 (1)         1991
                                                   --------    --------    ---------    --------      ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Drilling revenues . . . . . . . . . . . . . . . . $ 63,067    $ 70,597     $ 82,998    $  31,621     $  66,686
 Drilling expenses . . . . . . . . . . . . . . . .   55,091      50,575       45,330       29,189        58,117
 Depreciation and amortization . . . . . . . . . .    9,377       7,733        5,312       12,315        17,240
 General and administrative. . . . . . . . . . . .    5,460       4,376        8,999        6,903         9,786
 Rig writedown . . . . . . . . . . . . . . . . . .        -           -            -       68,320 (2)         -
 Operating income (loss) . . . . . . . . . . . . .   (6,861)      7,913       23,357      (85,106)      (18,457)
 Interest income (expense), net. . . . . . . . . .      639       1,280          (62)      (9,628)      (13,291)
 Income (loss) before income taxes
   and extraordinary item. . . . . . . . . . . . .   (6,102)      9,123       23,301      (91,327)      (34,462)
 Income tax expense (benefit). . . . . . . . . . .   (2,080)      3,193        8,278           40             -
 Gains on early extinguishments
   of debt . . . . . . . . . . . . . . . . . . . .        -           -            -      104,523(3)          -
 Net income (loss) . . . . . . . . . . . . . . . . $ (4,022)   $  5,930     $ 15,023    $  13,156     $ (34,462)
 Weighted average common shares
   outstanding (4) . . . . . . . . . . . . . . . .   43,812      43,819       40,936        5,823           753

PER SHARE DATA:
 Income (loss) per common share before
   extraordinary item (5). . . . . . . . . . . . . $  (0.09)   $   0.14     $   0.37    $  (16.84)    $  (56.29)
 Extraordinary gains per common
   share . . . . . . . . . . . . . . . . . . . . .        -           -            -        17.95             -
 Net income (loss) per common
   share (5) . . . . . . . . . . . . . . . . . . . $  (0.09)   $   0.14     $   0.37    $    1.11     $  (56.29)

BALANCE SHEET DATA:
 Cash and cash equivalents . . . . . . . . . . . . $ 12,260    $ 18,872     $ 21,969    $   9,173     $   4,503
 Short-term investments. . . . . . . . . . . . . .        -      18,137            -            -             -
 Working capital (deficit) . . . . . . . . . . . .   23,316      48,529       32,089         (846)(6)   (77,063)(6)
 Total assets. . . . . . . . . . . . . . . . . . .  134,545     143,215      124,171       92,228       247,788
 Long-term debt, non-current . . . . . . . . . . .    9,000      15,000            -        5,123 (6)    59,702 (6)
 Deferred income taxes . . . . . . . . . . . . . .    6,144       8,365        5,376            -             -
 Preferred stock . . . . . . . . . . . . . . . . .        -           -            -            - (5)    57,233
 Shareholders' equity. . . . . . . . . . . . . . .  107,572     112,731      106,417       60,695        26,741

__________________________

                                                 (SEE NOTES ON FOLLOWING PAGE)

(1) During 1992 and the first quarter of 1993, the Company completed a series of related transactions that constituted a restructuring and recapitalization of the Company (the "Recapitalization"). Primarily as a result of the Recapitalization, between January 1, 1992 and early 1993, the Company eliminated preferred stock obligations of approximately $64,000,000 and indebtedness of $148,000,000. As a part of the Recapitalization, the Company adopted quasi-reorganization accounting procedures which allowed the Company to eliminate its accumulated deficit against paid-in capital and to revalue its assets and liabilities to estimated fair values.

(2) In connection with the Recapitalization, during 1992 the Company recorded a rig writedown of $68,320,000 related to the transfer of seven rigs to the United States Maritime Administration, and the writedown of four other rigs to net realizable value.

(3) In connection with some of the Recapitalization transactions occurring in 1992, the Company recorded total debt discharges and related early extinguishment gains of $117,967,000 and $104,523,000, respectively.

(4) Income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Net income per common share for the years ended December 31, 1995, 1994 and 1993 do not include the effect of outstanding stock options as the potential dilution from their exercise is less than three percent.

(5) For the years ended December 31, 1992 and 1991, net income (loss) per common share includes $1.15 and $10.54, respectively, per share of common stock attributable to dividends on and discount accretion of preferred stock. On October 29, 1992, the Company's preferred stock was converted into 19,369,893 shares of common stock.

(6) The working capital deficit as of December 31, 1992 included $16,157,000 representing the current portion of long-term debt. The working capital deficit as of December 31, 1991 included "Long-term debt currently due" of $88,593,000 which was in default subsequent to December 31, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 of
this report.   Also, please refer to the discussion included in "Business --
Industry Conditions and Competition" (Item 1) for an overview of the factors affecting the Company's results during the periods discussed herein.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

  LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital at December 31, 1995 of $23,316,000 as compared to working capital of $48,529,000 at December 31, 1994. The decrease of $25,213,000 in working capital was due primarily to the repayment of debt under a revolving credit facility, losses from operations, capital expenditures and common stock repurchases. Net cash provided by operating activities was $3,827,000, $14,858,000 and $23,493,000 in 1995, 1994 and
1993, respectively.

     From time to time, the Company invests portions of its cash in financial instruments having maturities of greater than ninety days. These investments are disclosed on the Company's balance sheet as short-term investments. For internal funding purposes, however, the Company considers these investments to be similar to cash and equivalents. Cash used in investing activities was $2,967,000, $32,968,000 and $17,772,000 during 1995, 1994 and 1993, respectively. For 1995, cash used for investing activities consisted primarily of capital expenditures totalling $21,418,000 and was partially funded by $18,137,000 of maturing short-term investments and fixed asset sales of $314,000. Capital expenditures in 1995 consisted primarily of $18,500,000 for the purchase of top drive drilling systems and other rig upgrades as discussed below and drill pipe purchases of approximately $2,500,000. Capital expenditures in 1994 consisted primarily of two offshore drilling rig purchases in the fourth quarter, the MARINE 3 for $5,500,000 and the MARINE 201 (formerly the Nordic Explorer) for $6,900,000. Other major expenditures included $1,800,000 for the purchase of top drive drilling systems and other rig upgrades and drill pipe purchases of approximately $1,000,000. Cash used in investing activities in 1993 consisted primarily of capital expenditures of $18,329,000, with the largest expenditures being the acquisition and refurbishment of the MARINE 304 in August 1993. In addition in 1993, the MARINE 225 was reactivated and refurbished at a cost of $3,900,000 and the MARINE 303 was upgraded at a cost of $1,200,000. The balance of $879,000 was used primarily for drill pipe and other purchases.

     Cash used in or provided by financing activities was $(7,472,000), $15,013,000, and $6,825,000 during 1995, 1994 and 1993, respectively. Cash used in financing activities in 1995 consisted primarily of revolving debt payments of $5,000,000 and stock repurchases totaling $2,659,000. Cash provided by financing activities in 1994 consisted primarily of borrowings under a credit facility. Cash provided by financing activities in 1993 consisted of the sale of common stock which was partially offset by the payments of debt discussed below.

     During the first quarter of 1993, the Company reduced its debt pursuant to a redemption and retirement of $4,205,000 of indebtedness at 95% of face value followed by additional debt retirements of $4,184,000. During the third quarter of 1993, the Company retired its remaining indebtedness of $10,274,000. In early July 1993, the Company completed a sale of 5,000,000 shares of Common Stock which provided net proceeds of approximately $28,200,000. Approximately $422,000 of expenses were incurred in connection with the offering.

  OUTLOOK

     In late 1994, the Company commenced a program (the "Rig Upgrade Program") to upgrade the operational capabilities of certain of its rigs. This program includes the following upgrades: (i) converting the power systems of selected mechanically powered rigs, (ii) adding top drive drilling systems to selected rigs and (iii) other potential rig upgrades such as (a) increased water depth ratings and (b) additions of cantilever features to slot type rigs. Future expenditures for the Rig Upgrade Program will be subject to the Company's outlook for drilling market conditions, as well as changes in the Company's financial condition. Accordingly, the Company may elect to expand, defer or cancel portions of this program.

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

     At this time, the Company estimates its 1996 capital expenditures to be approximately $9,400,000 consisting of (i) drill pipe expenditures, (ii) the addition of a top drive drilling system and the fabrication of components to increase the water depth of the MARINE 300, (iii) the fabrication of international quarters for the MARINE 303, (iv) completion of the reactivation, refurbishment, power system conversion and installation of a top drive drilling system to the MARINE 15 and (v) other miscellaneous expenditures.

     On December 1, 1994, Keyes Holding Corporation ("KHC"), a wholly-owned subsidiary of the Company, entered into a revolving credit/term loan agreement with a U.S. financial institution pursuant to which KHC may, subject to the conditions stated in the agreement, borrow up to the lesser of
(i) $35,000,000, or (ii) 50% of the appraised value of MARINE 300, 301 and
303. The agreement includes an 18-month revolving credit facility which is convertible on June 1, 1996 into a three-year term loan facility. The term loan is amortized monthly at the rate of 20% of the initial term loan amount per year with a balloon payment for the remaining principal (40% of the initial term loan amount) due at the maturity of the term loan. The agreement provides that the amounts borrowed will bear interest at floating rates equal to LIBOR + 2.5%. The minimum borrowing under the revolving credit facility is $10,000,000. If on June 1, 1996, KHC elects to convert less than $10,000,000 into a term loan, it will be required to pay a non-utilization fee equal to 2% of the excess of $10,000,000 over the amount converted. As of December 31, 1995, the related debt outstanding was $10,000,000 and the amount available under the line of credit was $25,000,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's existing drilling rig fleet. The Company has guaranteed up to $8,750,000 of the borrowings under the loan agreement. The borrowings under the agreement are secured by a mortgage on the MARINE 300, MARINE 301 and MARINE 303.

     Reduced rig demand in the U.S. Gulf of Mexico drilling market in early 1995 adversely affected the Company's operations and cash flow. As a result, the Company elected to suspend the marketing of three rigs. These rigs were deactivated in a common offshore location and, after preparation for extended idle time, were maintained periodically by a small maintenance crew. As of the date of this report, all but one of those rigs has been reactivated, however, the Company is currently preparing that rig to resume operations.

     On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The action reflects the Company's view that its shareholders will benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such time and in such amounts as the Company deems appropriate. The Company will fund such repurchases from working capital. During 1995, the Company purchased 735,633 shares of its common stock at an average price of $3.61 per share (aggregate value $2,659,000) pursuant to the repurchase program. A portion of these shares (201,423 shares) were subsequently reissued (i) to fund the Company's contributions to its 401(k) plan, (ii) to provide stock for stock option exercises pursuant to its employees long term incentive plan and (iii) to remunerate certain non-employee directors pursuant to the Company's directors compensation plan. At December 31, 1995, the aggregate number of treasury shares held by the Company was 534,210 and the number of shares authorized for repurchase pursuant to its repurchase program was 3,465,790.

     The Company believes that its available funds, together with cash generated from operations and amounts that may be borrowed under the revolving credit/term loan facility, will be sufficient to fund its capital expenditure, working capital and debt service requirements for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, particularly the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements.

  INCOME TAXES

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

     Regardless of a change in ownership, the Recapitalization and certain transactions related thereto have resulted in substantial reductions of the Company's tax net operating loss carryforwards. Moreover, if the Company fails to prevail on certain of the tax positions it has taken with respect to the tax effects of those transactions, the Company's net operating loss carryforwards could be further reduced in a substantial manner. Appropriate valuation allowances for deferred tax assets have been established in the consolidated financial statements based on management's consideration of whether it is more likely than not that some portion or all of the net operating losses and investment tax credit carryforwards will not be realized.

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

     For further discussion of the federal income tax effects of the Recapitalization, see Note 5 to the Company's Consolidated Financial Statements included in Item 8 of this report.

  NEW FINANCIAL ACCOUNTING STANDARDS

     In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was issued. The Company intends to continue to use APB opinion No. 25 "Accounting for Stock Issued to Employees" with respect to reporting the effects of employee stock options.

     Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the 1995 consolidated financial statements.

RESULTS OF OPERATIONS -- 1995 COMPARED WITH 1994

  GENERAL

     During 1995, the number of marketed rigs decreased as well as day rates due primarily from a general decline in U.S. Gulf of Mexico jack-up rig demand during the first five months of the year and reduced levels of drilling activity in Mexico's Bay of Campeche.

  REVENUES

     During 1995, the Company generated drilling revenues of $63,067,000 which represented a decrease of $7,530,000 or 11% compared to 1994 drilling revenues of $70,597,000. The change in revenues reflected the net effect of the following factors: (i) a decrease in the number of marketed rigs from 11 during the 1994 period to 10 rigs during 1995 due to softer business conditions as previously discussed; (ii) an increase in utilization of marketed rigs from 87% during the 1994 period to 89% during 1995; and (iii) a 2% decrease in average day rates from $19,686 during the 1994 period to $19,289 in 1995. The decrease in average day rates and number of marketed rigs resulted primarily from the factors discussed above. The reduction in revenues derived by the Company from the Bay of Campeche for 1995 was a result of the MARINE 300 completing its contract in May 1995. The Company has had no rigs in the Bay of Campeche since that time. During November 1995, the MARINE 201 completed its mobilization to India and commenced operations under a twelve-month term contract.

  COSTS AND EXPENSES

     Contract drilling expenses of $55,091,000 in 1995 represented an increase of $4,516,000 or 9% compared to contract drilling expenses of $50,575,000 in 1994. The increase was primarily the result of costs of approximately $2,500,000 (reimbursed by its customer and included as drilling revenues) incurred to mobilize the MARINE 201 to India, the MARINE 225 returning to work in 1995 and the MARINE 300 returning to the U.S. Gulf of Mexico with a full crew compliment. The increase was partially offset by a reduction in the number of marketed rigs due to soft market conditions.

     Depreciation and amortization expense increased $1,644,000 or 21% from $7,733,000 in 1994 to $9,377,000 in 1995. The increase resulted primarily from the acquisition of the MARINE 3 in the fourth quarter of 1994, expenditures for the acquisition and refurbishment of the MARINE 201, expenditures to upgrade the MARINE 16 and the MARINE 303, purchases of drill string and amortization of deferred loan costs.

     General and administrative expenses in 1995 increased $1,084,000 or 25% from $4,376,000 in 1994 to $5,460,000 compared to 1995. The increase was primarily related to an increase in benefit-related expenses of $480,000 due to credits received in 1994 which were not received in 1995, an increase of $301,000 related to increased marketing activities and other general increased expenses.

  INTEREST EXPENSE

     Interest expense in 1995 was $855,000 and consisted of the following:
(i) interest of $920,000 based on an average interest rate of 8.5% on an average borrowed balance of approximately $10,800,000, (ii) credit facility fees of $61,000 and (iii) a capitalized interest credit of approximately $126,000. The Company had interest expense of $70,000 during 1994.

  INTEREST INCOME

     Interest income increased $144,000 or 11% from $1,350,000 in 1994 to $1,494,000 in 1995. The increase was related primarily to increased cash balances during 1995, as well as improved interest rates on invested balances during the first ten months of 1995.

  INCOME TAXES

     Income tax benefits of $2,080,000 for the year ended December 31, 1995, consisted of current state and federal income taxes of $56,000, tax benefits related to Common Stock issued pursuant to the Marine Drilling 1992 Long Term Incentive Plan of $85,000 and deferred federal income taxes of $2,221,000.

RESULTS OF OPERATIONS -- 1994 COMPARED WITH 1993

  GENERAL

     The Company's results in 1994 reflected the impact of increased competition in the U.S. Gulf of Mexico and reduced activity levels in Mexico's Bay of Campeche. Increased competition in the U.S. Gulf of Mexico resulted from (i) an influx of jack-up rigs into that market from other markets, (ii) an increased supply of marketed rigs due to reactivations of previously nonmarketed rigs and (iii) lower than expected growth in jack-up demand because of generally lower natural gas prices. Although demand for jack-ups in the U.S. Gulf of Mexico increased by approximately 14% from 1993, the supply of marketed jack-ups grew by 26% during that period. The effects of this increased competition in that market included generally lower utilization and day rates experienced by the Company.

  REVENUES

     During 1994, the Company generated drilling revenues of $70,597,000 which represented a decrease of $12,401,000 or 15% compared to 1993 drilling revenues of $82,998,000. The change in revenues reflected the net effect of the following factors: (i) an increase in the number of marketed rigs from 10 during the 1993 period to 11 rigs during 1994; (ii) a decrease in utilization of marketed rigs from 97% during the 1993 period to 87% during 1994; and (iii) a 14% decrease in average day rates from $23,019 during the 1993 period to $19,686 in 1994. The decreases in utilization and average day rates resulted from the market conditions discussed above. Revenues from the Bay of Campeche market accounted for 28% ($23,459,000) and 10% ($7,306,000) of the Company's
revenues in 1993 and 1994, respectively, and 37% ($8,538,000) and 34% ($2,698,000) of the Company's operating income for 1993 and 1994, respectively.

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

     Depreciation and amortization expense increased $2,421,000 or 46% from $5,312,000 in 1993 to $7,733,000 in 1994. The increase was primarily caused by the MARINE 304 and the MARINE 225 having a full year of depreciation in 1994 and, to a lesser extent, the MARINE 303 upgrade and the MARINE 3 acquisition in November 1994.

     General and administrative expenses decreased from $8,999,000 in 1993 to $4,376,000 in 1994, a $4,623,000 or 51% decrease. General and administrative expenses were higher in 1993 primarily as a result of executive bonuses of $4,436,000 paid pursuant to bonus agreements which were based upon the price of the Company's stock in November 1993. Excluding these bonuses, 1994's general and administrative expenses decreased 4% or $187,000 from the 1993 expenses.

  INTEREST EXPENSE

     Interest expense decreased $510,000 or 88% from $580,000 in 1993 to $70,000 in 1994. The decrease was related primarily to a reduction in outstanding indebtedness as a result of the Recapitalization.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                       INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


        We have audited the consolidated financial statements of Marine Drilling Companies, Inc. and subsidiaries as listed in Item 14 on page 40. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 on page 40. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                       KPMG PEAT MARWICK LLP


Houston, Texas
January 26, 1996

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      DECEMBER 31,
                                                                 -----------------------
                                                                   1995           1994
                                                                 --------       --------
                         ASSETS
Current Assets:
  Cash and cash equivalents                                      $ 12,260       $ 18,872
  Short-term investments                                                -         18,137
  Accounts receivable - trade and other, net                       18,078         15,353
  Inventory                                                         1,272            116
  Prepaid expenses and other                                        1,380          1,020
                                                                 --------       --------
          Total current assets                                     32,990         53,498
Property and Equipment                                            123,442        102,431
  Less accumulated depreciation                                    22,090         13,010
                                                                 --------       --------
          Property and equipment, net                             101,352         89,421
Other                                                                 203            296
                                                                 --------       --------
                                                                 $134,545       $143,215
                                                                 --------       --------
                                                                 --------       --------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                              $  1,000       $      -
  Accounts payable                                                  5,721          2,283
  Accrued expenses                                                  1,927          1,854
  Employer's liability claims, current                              1,026            832
                                                                 --------       --------
          Total current liabilities                                 9,674          4,969
Long-Term Debt                                                      9,000         15,000
Employer's Liability Claims, non-current                            2,155          2,150
Deferred Income Taxes                                               6,144          8,365
Shareholders' Equity:
  Common stock, par value $.01.  Authorized 200,000,000
     shares; issued 44,169,643 and outstanding 43,635,433
     shares in 1995 and 43,917,766 shares issued and
     outstanding in 1994                                              442            439
  Common stock restricted                                            (505)          (804)
  Treasury stock, at cost (534,210 shares in 1995)                 (2,016)             -
  Additional paid-in capital                                       92,720         92,143
  Retained earnings from January 1, 1993                           16,931         20,953
                                                                 --------       --------
          Total shareholders' equity                              107,572        112,731
                                                                 --------       --------
Commitments and contingencies
                                                                 $134,545       $143,215
                                                                 --------       --------
                                                                 --------       --------

              See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   1995         1994         1993
                                                 -------       -------      -------
Revenues                                         $63,067       $70,597      $82,998

Costs and Expenses:
  Contract drilling                               55,091        50,575       45,330
  Depreciation and amortization                    9,377         7,733        5,312
  General and administrative                       5,460         4,376        8,999
                                                 -------       -------      -------
                                                  69,928        62,684       59,641
                                                 -------       -------      -------
     Operating income (loss)                      (6,861)        7,913       23,357
                                                 -------       -------      -------
Other Income (Expense):
  Interest expense                                  (855)          (70)        (580)
  Interest income                                  1,494         1,350          518
  Other income (expense)                             120           (70)           6
                                                 -------       -------      -------
                                                     759         1,210          (56)
                                                 -------       -------      -------
Income (loss) before income taxes                 (6,102)        9,123       23,301

Income tax expense (benefit)                      (2,080)        3,193        8,278
                                                 -------       -------      -------

Net income (loss)                                $(4,022)      $ 5,930      $15,023
                                                 -------       -------      -------
                                                 -------       -------      -------

Net income (loss) per common share               $ (0.09)      $  0.14      $  0.37
                                                 -------       -------      -------
                                                 -------       -------      -------

Weighted average common shares outstanding    43,812,161    43,819,049   40,936,209
                                              ----------    ----------   ----------
                                              ----------    ----------   ----------

              See notes to consolidated financial statements.

              MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         COMMON STOCK
                                            ---------------------------------------
                                                   ISSUED            IN TREASURY     ADDITIONAL
                                            -------------------   -----------------    PAID-IN   RESTRICTED   RETAINED
                                              SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL      STOCK     EARNINGS
                                            ----------   ------   -------   -------  ----------  ----------   --------
Balances at December 31, 1992               38,026,459    $380          -   $     -    $60,315     $     -     $     -
  Net income                                         -       -          -         -          -           -      15,023
  Issuance of common stock
    related to stock offering                5,000,000      50          -         -     28,150           -           -
  Common stock offering expenses                     -       -          -         -       (422)          -           -
  Issuance of restricted common stock          385,000       4          -         -      1,122      (1,126)          -
  Accrual of compensation expense                    -       -          -         -          -         233           -
  Forfeitures of restricted common stock       (30,000)      -          -         -        (49)         49           -
  Common stock options exercised               261,030       3          -         -        324           -           -
  Issuance of common stock for 401(k) plan      40,105       -          -         -        199           -           -
  Pre-quasi-reorganization net
    operating loss carryforwards                     -       -          -         -      1,612           -           -
  Tax benefits related to common
    stock issued pursuant to long
    term incentive plan                              -       -          -         -        490           -           -
  Other                                             74       -                    -         60           -           -
                                            ----------    ----    -------   -------    -------     -------     -------
Balances at December 31, 1993               43,682,668     437          -         -     91,801        (844)     15,023
  Net income                                         -       -          -         -          -           -       5,930
  Issuance of restricted common stock           83,000       1          -         -        414        (415)          -
  Accrual of compensation expense                    -       -          -         -          -         318           -
  Forfeitures of restricted common stock       (31,250)      -          -         -       (137)        137           -
  Common stock options exercised                10,000       -          -         -         13           -           -
  Issuance of common stock for 401(k) plan     173,348       1          -         -        815           -           -
  Tax benefits related to common
    stock issued pursuant to long
    term incentive plan                              -       -          -         -         50           -           -
  Other                                              -       -          -         -       (813)          -           -
                                            ----------    ----    -------   -------    -------     -------     -------
Balances at December 31, 1994               43,917,766     439          -         -     92,143        (804)     20,953
  Net loss                                           -       -          -         -          -           -      (4,022)
  Purchases of stock                                 -       -    735,633    (2,659)         -           -           -
  Issuance of restricted common stock           53,500       1          -         -        147        (148)          -
  Accrual of compensation expense                    -       -          -         -          -         333           -
  Forfeitures of restricted common stock       (20,000)      -          -         -       (114)        114           -
  Common stock options exercised               130,000       1    (20,000)       61        125           -           -
  Issuance of common stock for 401(k) plan      88,377       1   (166,528)      531        325           -           -
  Tax benefits related to common
    stock issued pursuant to long
    term incentive plan                              -       -          -         -         85           -           -
  Issuance of stock for Non-
    Employee Directors' Plan                         -       -    (14,895)       51          9           -           -
                                            ----------    ----    -------   -------    -------     -------     -------
Balances at December 31, 1995               44,169,643    $442    534,210   $(2,016)   $92,720     $  (505)    $16,931
                                            ----------    ----    -------   -------    -------     -------     -------
                                            ----------    ----    -------   -------    -------     -------     -------

                See notes to consolidated financial statements.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             1995        1994         1993
                                                           -------     --------     --------
Cash Flows From Operating Activities:
  Net income (loss)                                        $(4,022)    $  5,930     $ 15,023
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Deferred income taxes                                  (2,221)       2,989        5,376
     Pre-quasi-reorganization net operating loss
      carry-forwards                                             -            -        1,612
     Tax benefits related to common stock issued
      pursuant to long term incentive plan                      85           50          490
     Depreciation and amortization                           9,377        7,733        5,312
     Gain on disposition of equipment                         (153)        (453)        (462)
     Accrual of compensation expense                           333          318          233
     Issuance of common stock to the employee
      retirement plan and the Non-Employee
      Directors' Plan                                          917          816          199
     (Increase) decrease in receivables                     (2,725)       4,003       (7,397)
     Increase in prepaid expenses, other and inventory      (1,516)        (191)         (94)
     Increase (decrease) in payables, accrued
      expenses and employer's liability claims               3,710       (5,259)       2,125
     Other                                                      42       (1,078)       1,076
                                                          --------     --------     --------
       Net cash provided by operating activities             3,827       14,858       23,493
                                                          --------     --------     --------
Cash Flows From Investing Activities:
  Purchase of short-term investments                             -      (29,537)           -
  Proceeds from matured short-term investments              18,137       11,400            -
  Purchase of equipment                                    (21,418)     (15,385)     (18,329)
  Proceeds from disposition of equipment                       314          554          557
                                                          --------     --------     --------
       Net cash used in investing activities                (2,967)     (32,968)     (17,772)
                                                          --------     --------     --------
Cash Flows From Financing Activities:
  Proceeds from long-term debt                                   -       15,000            -
  Proceeds from sale of common stock                             -            -       28,200
  Proceeds from exercise of stock options                      187           13          327
  Issuance cost of sale of common stock                          -            -         (422)
  Payments of debt                                          (5,000)           -      (21,280)
  Purchase of treasury stock                                (2,659)           -            -
                                                          --------     --------     --------
       Net cash provided by (used in) financing
        activities                                          (7,472)      15,013        6,825
                                                          --------     --------     --------
       Net increase (decrease) in cash and cash
        equivalents                                         (6,612)      (3,097)      12,546
Cash and cash equivalents at beginning of period            18,872       21,969        9,423
                                                          --------     --------     --------
Cash and cash equivalents at end of period                $ 12,260     $ 18,872     $ 21,969
                                                          --------     --------     --------
                                                          --------     --------     --------

                                                                   [Continued]

              See notes to consolidated financial statements.

                 MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             1995        1994         1993
                                                           -------     --------     --------
Supplemental Disclosure of Cash Flow Information:
  Interest paid                                           $    981     $     70     $    580
  Income taxes paid                                             55          441          513
                                                          --------     --------     --------
                                                          --------     --------     --------
Supplemental Schedule of Non-Cash Investing and
Financing Activities:
  Issuance of 53,500, 83,000 and 385,000 shares in
   1995, 1994 and 1993, respectively, of restricted
   common stock                                           $    148     $    415     $ 1,126
  Forfeiture of 20,000, 31,250 and 30,000 shares in
   1995, 1994 and 1993, respectively, of restricted
   common stock                                           $   (114)    $   (137)    $   (49)

              See notes to consolidated financial statements.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended December 31, 1995, 1994 and 1993
                     (in thousands, except share data)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION -- References herein to the "Company" refer to Marine Drilling Companies, Inc. ("Parent") and its wholly-owned subsidiaries, Marine Drilling Management Company ("MDMC"), Keyes Holding Corporation ("KHC") and Marine Drilling International, Inc. unless the context otherwise requires a reference only to the Parent. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

     DESCRIPTION OF BUSINESS -- The Company is engaged in the offshore contract drilling of oil and gas wells, primarily in the U.S. Gulf of Mexico, for independent and major oil and gas companies. The Company owns and operates a fleet of thirteen mobile offshore jack-up drilling rigs, consisting of four independent leg units, three of which have a cantilever feature, and nine mat supported units, four of which have a cantilever feature. The Company's rigs are currently capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 200 to 300 feet. As of the date of this report, twelve of the Company's thirteen rigs were located in the U.S. Gulf of Mexico and one was located offshore India. The Company currently derives substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and in India. The Company's rigs could, with certain modifications, work in other areas, however, the Company's rigs are not suitable for those areas, such as the North Sea, that require hostile environment operating capabilities.

     INVENTORY -- Inventory consists of operating supplies primarily for the Company's India operations and are carried at the lower of cost or market.

     PROPERTY AND EQUIPMENT -- Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the 1995 consolidated financial statements.

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

     Maintenance and repairs amounted to $8,219, $8,600 and $8,030 in 1995, 1994 and 1993, respectively. Expenditures for major renewals and betterments are capitalized. Expenditures for normal maintenance and repairs are charged to expense as incurred. When property or equipment is retired, the related assets and accumulated depreciation are removed from the accounts and a gain or loss is reflected in other income (expense). The Company continues to depreciate idle drilling equipment using the same rates as while operating. The Company capitalizes interest expense related to certain capital expenditure projects. Capitalized interest was approximately $126 for 1995.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

     EMPLOYER'S LIABILITY CLAIMS -- Employer's liability claims, principally arising from actual or alleged personal injuries, are estimates of the Company's liabilities for such occurrences. These claims are classified as current or long-term based upon the periods in which such claims are expected to be funded.

     DEFERRED FINANCING COSTS -- Deferred financing costs are amortized over the life of the related debt. Deferred financing costs, net of accumulated amortization were $183 and $228, respectively, at December 31, 1995 and 1994.

     INCOME TAXES -- Deferred tax assets and liabilities are recorded to reflect the future tax consequences of differences between the financial statement and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     REVENUE RECOGNITION -- Drilling revenues are recorded pursuant to day rate contracts, under which the Company receives a fixed amount per day for providing drilling services using the rigs it operates.

     CASH AND CASH EQUIVALENTS -- The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     SHORT-TERM INVESTMENTS -- Short-term investments consist of corporate debt securities, mortgage-backed securities and corporate paper. The Company classifies its short-term investments as held-to-maturity securities. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. The fair value of the short-term investments at December 31, 1994 was $18,133. There were no short-term investments at December 31, 1995.

     TREASURY STOCK -- Treasury stock is acquired under the cost method and valued upon reissuance using the first-in, first-out method. During 1995, the Company purchased 735,633 shares of common stock at an aggregate cost of $2,659. In addition, during 1995, the Company reissued 201,423 shares at an aggregate cost of $643 for the employee and non-employee benefit plans. No shares were purchased in 1994. At December 31, 1995, the Company had remaining authorization under the stock purchase program to acquire an additional 3,465,790 shares.

     INCOME (LOSS) PER COMMON SHARE -- Income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Net income per common share for the years ended December 31, 1995, 1994 and 1993 do not include the effect of outstanding stock options since they are either antidilutive or the potential dilution from their exercise is less than three percent.

     RECLASSIFICATION OF ACCOUNTS -- Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform with the current presentation.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

     CONCENTRATIONS OF CREDIT RISK -- The market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of independent and major oil and gas companies. The Company performs ongoing credit evaluations of its customers and obtains collateral security as deemed prudent. The Company has established an adequate allowance for bad debts, and such losses have been within management's expectations (see Note 8). At December 31, 1995 and 1994, the Company had cash deposits concentrated primarily in one major bank. In addition, the Company had certificates of deposits, commercial paper and Eurodollar time deposits with a variety of companies and financial institutions with strong credit ratings, and such securities are held until maturity. The Company believes that credit and market risk in such instruments is minimal.

     FAIR VALUES OF FINANCIAL INSTRUMENTS -- The fair values of the Company's cash equivalents, trade receivables and trade payables approximated their carrying values due to the short-term maturities of these instruments. The estimated fair value of long-term debt is equivalent to its carrying value due to the floating interest rate (see note 4).

     USE OF ESTIMATES -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  PROPERTY AND EQUIPMENT

     Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures, and are summarized as follows:


                                                    DECEMBER 31,
                                                -------------------
                                                  1995       1994
                                                --------   --------
      Jack-up rigs. . . . . . . . . . . . . .   $100,811   $ 97,618
      Drill string  . . . . . . . . . . . . .      4,725      2,634
      Other equipment . . . . . . . . . . . .        730        345
      Construction in progress. . . . . . . .     17,176      1,834
                                                --------   --------
                                                $123,442   $102,431
                                                --------   --------
                                                --------   --------

     Depreciation expense was $9,326, $7,733 and $5,312 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company rents drilling rigs, certain equipment and other property under operating leases. Rental expense was $2,066, $1,707 and $936 in 1995, 1994 and 1993, respectively.

(3)  ACCRUED EXPENSES

     Accrued expenses are summarized as follows:


                                                     DECEMBER 31,
                                                 -------------------
                                                   1995       1994
                                                 --------   --------
      Accrued payroll and related taxes . . .     $  884     $1,085
      Accrued health benefit plan claims. . .        462        300
      Other accrued expenses. . . . . . . . .        581        469
                                                  ------     ------
                                                  $1,927     $1,854
                                                  ------     ------
                                                  ------     ------

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

(4)  LONG-TERM DEBT

     Long-term debt is summarized as follows:



                                                     DECEMBER 31,
                                                 -------------------
                                                   1995       1994
                                                 --------   --------
      KHC note payable to lender due 1999 . . .   $10,000   $15,000
      LESS:
        Current portion of long-term debt . . .     1,000         -
                                                  -------   -------
        Long-term debt, non-current . . . . . .   $ 9,000   $15,000
                                                  -------   -------
                                                  -------   -------

     KHC - NOTE PAYABLE TO LENDER -- On December 1, 1994, KHC entered into a $35,000 revolving/term loan agreement (the "Loan") with a U.S. financial institution ("Lender"). As of December 31, 1995, the related debt outstanding was $10,000 and the amount of unused line of credit subject to the Loan was $25,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's existing drilling rig fleet. The Company is a guarantor for up to an aggregate of $8,750 under the Loan. On June 1, 1996, all amounts borrowed under the Loan may be converted to a term loan.

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

     Interest is due monthly on the outstanding principal balance at the London Interbank Offered Rate ("LIBOR") plus 2.5%. The interest rate as of December 31, 1995 was 8.3%. A revolving loan fee is due quarterly during the revolving loan period based on the unused credit facility at .25%.

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

     Interest payments on the loan amounted to $981 and $70 for the years ended December 31, 1995 and 1994, including revolving loan fees of $60 and $5, respectively. A facility fee of $175 was paid to the Lender during the fourth quarter 1994 and will be amortized over the life of the loan.

     The scheduled repayment of long-term debt as of December 31, 1995 is as follows:


                             1996     1997     1998     1999     Total
                            ------   ------   ------   ------   -------
Annual maturities. . . .    $1,000   $2,000   $2,000   $5,000   $10,000
                            ------   ------   ------   ------   -------
                            ------   ------   ------   ------   -------

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

(5)  INCOME TAXES

     Income taxes consist of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                             1995      1994     1993
                                                            -------   ------   ------
       Current:
         U.S. federal. . . . . . . . . . . . . . . . . . .  $     -   $  153   $  408
         State . . . . . . . . . . . . . . . . . . . . . .        1        1       12
         Foreign . . . . . . . . . . . . . . . . . . . . .       55        -      380
                                                            -------   ------   ------
                                                                 56      154      800
                                                            -------   ------   ------
       Other:
         U.S. federal -- deferred. . . . . . . . . . . . .   (2,221)   2,989    5,376
         Pre-quasi-reorganization net operating loss
           carry-forwards. . . . . . . . . . . . . . . . .        -        -    1,612
         Tax benefits related to common stock issued
           pursuant to long-term incentive plan. . . . . .       85       50      490
                                                            -------   ------   ------
                                                             (2,136)   3,039    7,478
                                                            -------   ------   ------
       Total tax provision (benefit) . . . . . . . . . . .  $(2,080)  $3,193   $8,278
                                                            -------   ------   ------
                                                            -------   ------   ------

     As a result of the adoption of quasi-reorganization accounting procedures on December 31, 1992, the tax effect of the realization of tax attributes generated prior thereto are recorded directly to shareholders' equity and are not reflected as a reduction of income tax expense.

     For the years ended December 31, 1995, 1994 and 1993, the effective tax rate for financial reporting purposes approximates the U.S. federal statutory rate of 35%.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below.

                                                                     DECEMBER 31,
                                                                 -------------------
                                                                   1995        1994
                                                                 --------    -------
       Deferred tax assets:
         Net operating loss carryforwards . . . . . . . . . .    $ 31,361   $ 28,804
         Investment tax, general business and foreign tax
           credit carryforwards . . . . . . . . . . . . . . .      11,356     13,410
         Employer's liability claims. . . . . . . . . . . . .       1,113      1,044
         Allowance for bad debts. . . . . . . . . . . . . . .          45          1
                                                                 --------    -------
         Total gross deferred tax assets. . . . . . . . . . .      43,875     43,259
         Less valuation allowance . . . . . . . . . . . . . .     (36,738)   (38,649)
                                                                 --------    -------
         Net deferred tax assets. . . . . . . . . . . . . . .       7,137      4,610
                                                                 --------    -------
       Deferred tax liabilities:
         Plant and equipment, principally due to differences
           in depreciation. . . . . . . . . . . . . . . . . .      11,896     11,273
         Deferred intercompany gains and losses . . . . . . .       1,385      1,702
                                                                 --------    -------
         Total gross deferred tax liabilities . . . . . . . .      13,281     12,975
                                                                 --------    -------
         Net deferred tax liability . . . . . . . . . . . . .    $  6,144    $ 8,365
                                                                 --------    -------
                                                                 --------    -------

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

     The valuation allowance for deferred tax assets as of December 31, 1995 and 1994 was $36,738 and $38,649, respectively. The net change in the total valuation allowance for the years ended December 31, 1995 and 1994 was a decrease of $1,911 and $3,560, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible and the Section 382 limitation as discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1995.

     At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $89,602 which are available to offset future federal taxable income, if any, through 2007. The Company also had investment tax credit and general business credit carryforwards for federal income tax purposes of approximately $11,356 (including $1,844 which are subject to the limitation as to their use imposed in connection with the 1989 Ownership Change as discussed below) at December 31, 1995 which are available to reduce future federal income taxes, if any, through 2000.

     The Company has taken the position that its recapitalization in 1992 (the "Recapitalization") did not cause an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"). The Company's position is based on the applicability of Section 382(l)(3)(C) of the Code, which provides generally that any change in the proportionate ownership attributable solely to fluctuations in relative fair market value of different classes of stock are not to be taken into account for purposes of
Section 382. To date, neither the Internal Revenue Service nor the United States Department of Treasury has established any rules or guidance as to how such Section will be interpreted or applied to situations similar to the Recapitalization. Accordingly, there can be no assurance that an ownership change for purposes of Section 382 will not be deemed to have occurred as a result of the Recapitalization. If an ownership change were deemed to have occurred, the utilization of the Company's net operating losses, against its future income, if any, would be limited annually to approximately $1,500. Since such limitation would be less than the Section 382 limitation (approximately $9,000) imposed as a result of the Company's 1989 sale of Common Stock which resulted in an ownership change ("1989 Ownership Change") pursuant to Section 382 of the Code, the Section 382 limitation imposed in connection with the Recapitalization would apply to all net operating losses applicable to the period before the Recapitalization.

(6)  BENEFIT PLANS

     LONG TERM INCENTIVE PLANS -- In late 1992, the Company adopted the Marine Drilling 1992 Long Term Incentive Plan ("1992 Plan"). Pursuant to the terms of the 1992 Plan, an aggregate of 10,000,000 shares (subject to the restrictions described herein) of common stock are available for distribution pursuant to stock options, SARs and restricted stock. The number of shares of common stock available for distribution as described above is further limited in that no stock options, SARs or restricted stock may be issued if, immediately after such issuance, the number of shares subject to outstanding stock options, SARs and restricted stock awards would exceed 5% of the common stock then outstanding. The shares of common stock subject to any stock option or SAR that terminates without a payment being made in the form of common stock would again become available for distribution pursuant to the 1992 Plan.

     RESTRICTED COMMON STOCK -- During 1995, 1994 and 1993, the Company issued restricted stock grants consisting of 53,500, 83,000 and 385,000 shares, respectively, of common stock. These grants generally lapse over four-year periods and the values of the grants are based on the respective closing prices on the day preceding each grant and are recognized as compensation expense over the periods during which the restrictions lapse. Compensation expense related to the issuance of restricted common stock for the years ended December 31, 1995, 1994 and 1993 was $333, $318 and $233, respectively.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

During 1995, 1994 and 1993, respectively, 20,000, 31,250 and 30,000 shares of restricted common stock were forfeited.

     COMMON STOCK OPTIONS -- The following table summarizes stock option transactions pursuant to the 1992 Plan:

      Options outstanding - December 31, 1992 . . . . . . . . . .  1,613,080
        Granted - June 29, 1993 ($6.00 per share) . . . . . . . .    190,000
        Exercised ($1.25 per share) . . . . . . . . . . . . . . .   (261,030)
        Forfeited ($1.25 per share) . . . . . . . . . . . . . . .     (1,400)
                                                                   ---------
      Options outstanding - December 31, 1993 . . . . . . . . . .  1,540,650
        Granted - October 12, 1994 ($4.25 per share). . . . . . .     75,000
        Exercised ($1.25 per share) . . . . . . . . . . . . . . .    (10,000)
        Forfeited ($1.25 per share) . . . . . . . . . . . . . . .    (30,000)
                                                                   ---------
      Options outstanding - December 31, 1994 . . . . . . . . . .  1,575,650
        Granted - February 28, 1995 ($2.50 per share) . . . . . .    530,000
        Exercised ($1.25 per share) . . . . . . . . . . . . . . .   (150,000)
        Forfeited ($4.25 per share) . . . . . . . . . . . . . . .    (75,000)
                                                                   ---------
      Options outstanding - December 31, 1995 . . . . . . . . . .  1,880,650
                                                                   ---------
                                                                   ---------

     The following table sets forth the shares subject to options outstanding under the 1992 Plan at December 31, 1995:

                                           EXERCISE     EXERCISE      EXERCISE
                                          PRICE/SHARE  PRICE/SHARE  PRICE/SHARE
                                            @ $1.25      @ $2.50      @ $6.00      TOTAL
                                          -----------  -----------  -----------  ---------
       Fully vested and exercisable. .      793,150            -       95,000      888,150
       Vesting during 1996 . . . . . .      367,500      132,500       47,500      547,500
       Vesting during 1997 . . . . . .            -      132,500       47,500      180,000
       Vesting during 1998 . . . . . .            -      132,500            -      132,500
       Vesting during 1999 . . . . . .            -      132,500            -      132,500
                                          ---------      -------      -------    ---------
          Total. . . . . . . . . . . .    1,160,650      530,000      190,000    1,880,650
                                          ---------      -------      -------    ---------
                                          ---------      -------      -------    ---------

     Based upon Common Stock outstanding as of December 31, 1995 and 1994 and shares reserved for issuance as set forth above, the number of shares then available for future stock options, SARs and restricted stock grants was 180,332 and 432,721 shares, respectively.

     EMPLOYEE 401(K) PROFIT SHARING PLAN -- The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") covering substantially all of its employees who have been employed at least three months. The Company matches employees' contributions to the Plan on a dollar-for-dollar basis, in the form of
Company common stock, up to 5% of their eligible compensation.   During 1995,
1994 and 1993, the Company made matching contributions with the Company's common stock totaling $843, $744 and $354, respectively.

     EXECUTIVE DEFERRED COMPENSATION PLAN -- The Company adopted the Executive Deferred Compensation Plan (the "Executive Plan") effective December 31, 1994. Employees who participate in the Executive Plan are selected by an Administrative Committee. Under the Executive Plan, the participating executives may elect (i) to defer up to 15% of compensation after reaching the limitations applicable to the Company's 401(k) Plan and
(ii) to defer any excess contributions refunded by the 401(k) Plan. As of December 31, 1995, the amount deferred under the Executive Plan was $63.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

     NON-EMPLOYEE DIRECTORS' PLAN -- The Company adopted the 1995 Non-Employee Directors' Plan (the "Directors' Plan") effective June 29, 1995. The Directors' Plan provides for the grant of shares and options to acquire common stock to each director who is not an employee of the Company. A maximum of 350,000 shares may be issued pursuant to stock awards or options. Each option granted will vest and become exercisable one year after its grant and will expire ten years from the date the option is granted.

     The following table sets forth the shares subject to options outstanding under the Directors' Plan at December 31, 1995:

                                                             EXERCISE
                                                           PRICE/SHARE
                                                             @ $4.00
                                                           -----------
     Fully vested and exercisable. . . . . . .                     -
     Vesting during 1996 . . . . . . . . . . .                50,000
                                                              ------
        Total. . . . . . . . . . . . . . . . .                50,000
                                                              ------
                                                              ------

     During 1995, 14,895 shares were issued as stock awards and related compensation expense of $60 was recognized in 1995.

(7)  RELATED PARTY TRANSACTIONS

     The Company has performed services directly (or indirectly through third party contractors) for Newfield Exploration Company ("Newfield"). Amounts received directly or indirectly from Newfield were approximately $526 during 1993. One of the Company's directors is also a director of Newfield.

(8)  GEOGRAPHIC AREA ANALYSIS AND MAJOR CUSTOMERS

     The following table summarizes geographic area operating revenues and operating income for the years ended December 31, 1995, 1994 and 1993, and identifiable assets by geographic area at year-end 1995, 1994 and 1993:

                                                 YEARS ENDED DECEMBER 31,
                                              ------------------------------
                                                1995       1994       1993
                                              --------   --------   --------
Revenues
   United States. . . . . . . . . . . . . .   $ 57,293   $ 63,291   $ 59,539
   India. . . . . . . . . . . . . . . . . .      3,260          -          -
   Mexico . . . . . . . . . . . . . . . . .      2,514      7,306     23,459
                                              --------   --------   --------
     Total Revenues . . . . . . . . . . . .   $ 63,067   $ 70,597   $ 82,998
                                              --------   --------   --------
                                              --------   --------   --------
Operating income (loss)
   United States. . . . . . . . . . . . . .   $ (7,444)  $  5,215   $ 14,819
   India. . . . . . . . . . . . . . . . . .        441          -          -
   Mexico . . . . . . . . . . . . . . . . .        142      2,698      8,538
                                              --------   --------   --------
     Operating income (loss). . . . . . . .   $ (6,861)  $  7,913   $ 23,357
                                              --------   --------   --------
                                              --------   --------   --------
Identifiable assets
   United States. . . . . . . . . . . . . .   $100,469   $ 87,290   $ 65,248
   India. . . . . . . . . . . . . . . . . .     18,357          -          -
   Mexico . . . . . . . . . . . . . . . . .          -     16,024     35,905
                                              --------   --------   --------
     Total assets . . . . . . . . . . . . .   $118,826   $103,314   $101,153
                                              --------   --------   --------
                                              --------   --------   --------

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

     The Company conducts business in one industry segment, oil and gas well contract drilling. The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the years 1995, 1994 and 1993, sales to customers that represented 10% or more of consolidated drilling revenues were as follows:

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                1995      1994      1993
                                                ----      ----      ----
     Customer A . . . . . . . . . . . . . .       *        11%        *
     Customer B . . . . . . . . . . . . . .       *        10%        *
     Customer C . . . . . . . . . . . . . .       *        10%        *
     Customer D . . . . . . . . . . . . . .       *         *        23%
     Customer E . . . . . . . . . . . . . .      14%        *        21%

_____________
*  Less than 10%

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

(9)  COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS -- The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     OPERATING LEASES -- Aggregate future minimum rental payments relating to operating leases are as follows:

                                         1996    1997    1998    1999    2000    2001
                                         ----    ----    ----    ----    ----    ----
      Office and equipment leases . . .  $583    $537    $377    $375    $276    $269
                                         ----    ----    ----    ----    ----    ----
                                         ----    ----    ----    ----    ----    ----

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

(10) UNAUDITED QUARTERLY FINANCIAL DATA

     A summary of unaudited quarterly consolidated financial information for 1995 and 1994 is as follows:

                                               FIRST        SECOND       THIRD        FOURTH
                   1995                       QUARTER      QUARTER      QUARTER      QUARTER
                   ----                     ----------   ----------   ----------   ----------
Revenues. . . . . . . . . . . . . . . . .      $12,545      $11,825      $15,490      $23,207
Operating income (loss) . . . . . . . . .       (5,226)      (3,032)      (1,075)       2,472
Income (loss) before income taxes . . . .       (4,981)      (2,704)        (917)       2,500
Income tax expense (benefit). . . . . . .       (1,744)        (947)        (320)         931
Net income (loss) . . . . . . . . . . . .       (3,237)      (1,757)        (597)       1,569
Net income (loss) per common share (1). .      $  (.07)     $  (.04)     $  (.01)     $   .04
Weighted average shares outstanding . . .   44,033,448   43,959,172   43,656,282   43,608,078
Average day rates (2) . . . . . . . . . .      $18,357      $16,621      $17,712      $22,679
Marketed rigs (weighted average). . . . .         10.1          9.1          9.9         11.5
Utilization of marketed rigs. . . . . . .           75%          86%          95%          97%

                                               FIRST        SECOND       THIRD        FOURTH
                   1994                       QUARTER      QUARTER      QUARTER      QUARTER
                   ----                     ----------   ----------   ----------   ----------
Revenues. . . . . . . . . . . . . . . . .      $18,814      $16,231      $17,393      $18,159
Operating income. . . . . . . . . . . . .        2,912        1,564        1,366        2,071
Income before income taxes. . . . . . . .        3,214        1,697        1,733        2,479
Income taxes. . . . . . . . . . . . . . .        1,126          593          606          868
Net income. . . . . . . . . . . . . . . .        2,088        1,104        1,127        1,611
Net income per common share (1) . . . . .      $  0.05      $  0.03      $  0.03      $  0.04
Weighted average shares outstanding . . .   43,749,623   43,810,863   43,829,717   43,884,394
Average day rates (2) . . . . . . . . . .      $22,791      $19,212      $18,616      $18,501
Marketed rigs (weighted average). . . . .         12.0         11.2         11.0         10.7
Utilization of marketed rigs. . . . . . .           76%          82%          92%          97%

_____________
(1) Quarterly net income per common share may not total to annual results due to rounding.
(2) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract during that period.

     During 1995, the Company's average marketed rigs and day rates decreased due primarily to a general decline in U.S. Gulf of Mexico market conditions during the first five months of the year and reduced levels of drilling activity in Mexico's Bay of Campeche. The fourth quarter of 1995 includes the mobilization and contract start-up costs of the MARINE 201 in India. Excluding the mobilization to India, the average day rate was approximately $20,200.

     The Company's results in 1994 reflected the impact of increased competition in the U.S. Gulf of Mexico and reduced activity levels in Mexico's Bay of Campeche. Increased competition in the U.S. Gulf of Mexico resulted from (i) an influx of jack-up rigs into that market from other markets, (ii) an increased supply of marketed rigs due to reactivations of previously nonmarketed rigs and (iii) lower than expected growth in jack-up demand because of generally lower natural gas prices. Although demand for jack-ups in the U.S. Gulf of Mexico increased by approximately 14% from 1993, the supply of marketed jack-ups grew by 26% during that period. The effects of this increased competition in that market included generally lower utilization and day rates experienced by the Company.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                     PART III


     The information called for by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's Proxy Statements relating to its annual meeting of Shareholders to be held May 9, 1996, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.

                                      PART IV


ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are included in Part II, Item 8:

     (1)   Consolidated Financial Statements

                                                                                      PAGE
                                                                                      ----
              Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . .  24

              Consolidated Balance Sheets at December 31, 1995 and 1994 . . . . . . .  25

              Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1995 . . . . . . . . . .  26

              Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1995 . . . . .  27

              Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1995 . . . . . . . . . .  28

              Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .  30

     (2)   Financial Statement Schedules

              Schedule I  -  Condensed Financial Information of Marine
                             Drilling Companies, Inc. for the years ended
                             December 31, 1995, 1994 and 1993 . . . . . . . . . . . .  42

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

  ++ 10.18 The Marine Drilling 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.26 of the Company's Registration
              Statement No. 33-52470 on Form S-1).

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

     10.23    Loan Agreement and related documents among The CIT Group/Equipment
              Financing, Inc., as Lender, Marine Drilling Companies, Inc., as
              Guarantor, and Keyes Holding Corporation, as Borrower, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.)

 ++* 10.24    Marine Drilling Companies, Inc. Executive Deferred Compensation Plan.

   *  21.1    Subsidiaries of the Registrant.

   *  23.1    Consent of Independent Certified Public Accountants.

   *  24.1    Powers of attorney.

   *  27.1    Financial Data Schedule

_____________
++ Management contract or compensation plan or arrangement required to be filed as an exhibit to this report.
*    Filed herewith.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1995.

                                                                    SCHEDULE I


                          MARINE DRILLING COMPANIES, INC.

                             CONDENSED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                                           DECEMBER 31,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
                     ASSETS
Cash                                                   $      -   $    584
Investments in and amounts due from subsidiaries        113,698    120,512
Other assets                                                 81          -
                                                       --------   --------
                                                       $113,779   $121,096
                                                       --------   --------
                                                       --------   --------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued liabilities and other                          $     63   $      -

Deferred Income Taxes, long-term                          6,144      8,365

Shareholders' Equity:
  Common stock, par value $.01. Authorized
   200,000,000 shares; issued 44,169,643 and
   outstanding 43,635,433 shares in 1995 and
   43,917,766 issued and outstanding shares in 1994         442        439
  Common stock restricted                                  (505)      (804)
  Treasury stock, at cost (534,210 shares in 1995)       (2,016)         -
  Additional paid-in capital                             92,720     92,143
  Retained earnings from January 1, 1993                 16,931     20,953
                                                       --------   --------
      Total shareholders' equity                        107,572    112,731
                                                       --------   --------
                                                       $113,779   $121,096
                                                       --------   --------
                                                       --------   --------











 See accompanying notes and the notes to the Condensed Financial Statements

                         MARINE DRILLING COMPANIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                 1995       1994       1993
                                                -------    ------    -------
Revenues                                        $     -    $    -    $     -

Costs and Expenses:
   General and administrative                        96         -        (10)
                                                -------    ------    -------
     Operating income (loss)                        (96)        -         10
                                                -------    ------    -------

Other Income (Expense):
   Interest expense                                   -         -          -
   Interest income                                1,752     1,390        857
   Equity in earnings (loss) of subsidiaries     (7,813)    7,733     22,422
   Other                                              -         -          -
                                                -------    ------    -------
                                                 (6,061)    9,123     23,279
                                                -------    ------    -------

Income (loss) before income taxes                (6,157)    9,123     23,289

Income tax expense (benefit)                     (2,135)    3,193      8,266
                                                -------    ------    -------

Net income (loss)                               $(4,022)   $5,930    $15,023
                                                -------    ------    -------
                                                -------    ------    -------






 See accompanying notes and the notes to the Condensed Financial Statements

                         MARINE DRILLING COMPANIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                 1995       1994       1993
                                                -------    ------    -------
Cash Flows From Operating Activities:
   Net income (loss)                            $(4,022)   $ 5,930  $ 15,023
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
        Deferred income taxes                    (2,221)     2,989     5,376
        Pre-quasi-reorganization net
          operating loss carryforwards                -          -     1,612
        Tax benefits related to common stock
          issued pursuant to long term
          incentive plan                             85         50       490
        Equity in (earnings) loss of
          subsidiaries                            7,813     (7,733)  (22,422)
        Increase in amounts due from
          subsidiaries                             (666)    (1,556)  (12,654)
        Accrual of compensation expense, net        333        318       233
        Issuance of common stock to the
          employee retirement plan and the
          Non-Employee Directors' Plan              917        816       199
        Changes in working capital other
          than cash and cash equivalents            (18)    (1,282)      912
                                                -------    -------  --------
             Net cash provided by (used in)
               operating activities               2,221       (468)  (11,231)
                                                -------    -------  --------

Cash Flows From Investing Activities:
   Investment in subsidiaries                      (333)    (6,507)  (17,221)
                                                -------    -------  --------
             Net cash used in investing
               activities                          (333)    (6,507)  (17,221)
                                                -------    -------  --------

Cash Flows From Financing Activities:
   Proceeds from sale of common stock                 -          -    28,200
   Issuance cost of common stock                      -          -      (422)
   Proceeds from exercise of stock options          187         13       327
   Purchase of treasury                          (2,659)         -         -
                                                -------    -------  --------
             Net cash provided by (used in)
                financing activities             (2,472)        13    28,105
                                                -------    -------  --------
             Net decrease in cash and
                cash equivalents                   (584)    (6,962)     (347)
Cash and cash equivalents at beginning of year      584      7,546     7,893
                                                -------    -------  --------
Cash and cash equivalents at end of year        $     -    $   584  $  7,546
                                                -------    -------  --------
                                                -------    -------  --------

                                                                  [Continued]











 See accompanying notes and the notes to the Condensed Financial Statements

                         MARINE DRILLING COMPANIES, INC.

                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                1995       1994       1993
                                               -------    ------    -------
Supplemental Disclosure of Cash Flow
 Information:
  Income taxes paid                            $     -    $   175  $    501
                                               -------    -------  --------
                                               -------    -------  --------

Supplemental Schedule of Non-Cash Investing
 and Financing Activities:
  Issuance of 53,500, 83,000 and 385,000
    shares in 1995, 1994 and 1993,
    respectively, of restricted common stock   $   148    $   415  $  1,126
  Forfeiture of 20,000, 31,250 and 30,000
    shares in 1995, 1994 and 1993,
    respectively, of restricted common stock   $  (114)   $  (137) $    (49)













 See accompanying notes and the notes to the Condensed Financial Statements

                        MARINE DRILLING COMPANIES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



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

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sugar Land, State of Texas, on this 8th day of March 1996.

                                      MARINE DRILLING COMPANIES, INC.


                                      By        William O. Keyes
                                        ----------------------------------
                                                William O. Keyes
                                                   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


             SIGNATURE                                       TITLE                              DATE
             ---------                                       -----                              ----

         William O. Keyes                      Chairman of the Board, President             March 8, 1996
------------------------------------              and Chief Executive Officer
         William O. Keyes                        (Principal Executive Officer)


         William H. Flores                          Senior Vice President,                  March 8, 1996
------------------------------------         Chief Financial Officer and Director
         William H. Flores                       (Principal Financial Officer)


           Joan R. Smith                          Vice President, Controller                March 8, 1996
------------------------------------                    and Secretary
           Joan R. Smith                        (Principal Accounting Officer)


       Robert L. Barbanell*                                Director                         March 8, 1996
------------------------------------
        Robert L. Barbanell


        David A. B. Brown*                                 Director                         March 8, 1996
------------------------------------
         David A. B. Brown


          Howard I. Bull*                                  Director                         March 8, 1996
------------------------------------
          Howard I. Bull


       Nathaniel A. Gregory*                               Director                         March 8, 1996
------------------------------------
       Nathaniel A. Gregory


         David E. Libowitz*                                Director                         March 8, 1996
------------------------------------
         David E. Libowitz


      Christopher M. Linneman*                             Director                         March 8, 1996
------------------------------------
      Christopher M. Linneman

         Howard H. Newman*                                 Director                         March 8, 1996
------------------------------------
         Howard H. Newman


* By     William H. Flores                                                                  March 8, 1996
    --------------------------------
        (William H. Flores)
         Attorney-in-Fact

                             INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
  EXHIBIT                                                             NUMBERED
  NUMBER                    EXHIBITS                                    PAGE
  -------                   --------                                ------------
   10.24   Marine Drilling Companies, Inc. Executive Deferred
             Compensation Plan.

   21.1    Subsidiaries of the Registrant.

   23.1    Consent of Independent Certified Public Accountants.

   24.1    Powers of attorney.

   27.1    Financial Data Schedule.
