Form 10-Q
period 1996-03-31
MARINE DRILLING COMPANIES INC
filed 1996-05-10
CIK 860521

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-Q

         (MARK ONE)

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR
           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

  FOR THE TRANSITION PERIOD FROM                       TO
                                -----------------------   ---------------------

                       COMMISSION FILE NUMBER:  0-18309

                        ------------------------------

                       MARINE DRILLING COMPANIES, INC.
            (Exact name of registrant as specified in its charter)


                 TEXAS                               74-2558926
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)


    ONE SUGAR CREEK CENTER BLVD., SUITE 600, SUGAR LAND, TEXAS  77478-3556
            (Address of principal executive offices and zip code)


                                (713) 243-3000
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
                   (Former name, former address and formal
                  fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .   No     .
   ----       ----

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT APRIL 30, 1996 -- 44,203,109

================================================================================

                        MARINE DRILLING COMPANIES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.         Index to Financial Statements
                  Independent Auditors' Review Report   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1

                  Consolidated Balance Sheets --
                  March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .           2

                  Consolidated Statements of Operations --
                  Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . .           3

                  Consolidated Statements of Cash Flows --
                  Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . .           4

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .           5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .           7


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14

Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14


                      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15
SIGNATURES





                                      (i)

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


        We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented here); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                           KPMG PEAT MARWICK LLP


Houston, Texas
April 26, 1996

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                      MARCH 31,         DECEMBER 31,
                                                                                        1996                1995
                                                                                   ------------        ------------
                    ASSETS
Current Assets:
  Cash and cash equivalents                                                        $     15,141        $     12,260
  Accounts receivable - trade and other, net                                             15,135              18,078
  Inventory                                                                               1,269               1,272
  Prepaid expenses and other                                                              1,275               1,380
                                                                                   ------------        ------------
          Total current assets                                                           32,820              32,990
Property and Equipment                                                                  129,947             123,442
  Less accumulated depreciation                                                          24,759              22,090
                                                                                   ------------        ------------
          Property and equipment, net                                                   105,188             101,352
Other                                                                                       190                 203
                                                                                   ------------        ------------
                                                                                   $    138,198        $    134,545
                                                                                   ============        ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                $      1,500        $      1,000
  Accounts payable                                                                        4,627               5,721
  Accrued expenses                                                                        2,456               1,927
  Employer's liability claims, current                                                    1,535               1,026
                                                                                   ------------        ------------
          Total current liabilities                                                      10,118               9,674
Long-Term Debt                                                                            8,500               9,000
Employer's Liability Claims, non-current                                                  1,460               2,155
Deferred Income Taxes                                                                     6,711               6,144
Shareholders' Equity:
  Common stock, par value $.01.  Authorized 200,000,000
     shares; issued 44,217,143 and outstanding 44,021,250
     shares as of March 31, 1996; issued 44,169,643 and
     outstanding 43,635,433 shares as of December 31, 1995                                  442                 442
  Common stock restricted                                                                  (649)               (505)
  Treasury stock, at cost (195,893 shares in 1996 and
     534,210 shares in 1995)                                                               (710)             (2,016)
  Additional paid-in capital                                                             93,540              92,720
  Retained earnings from January 1, 1993                                                 18,786              16,931
                                                                                   ------------        ------------

          Total shareholders' equity                                                    111,409             107,572
                                                                                   ------------        ------------
Commitments and contingencies

                                                                                   $    138,198        $    134,545
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     ------------------------------
                                                                                         1996              1995
                                                                                     ------------      ------------
Revenues                                                                             $     21,239      $     12,545

Costs and Expenses:
  Contract drilling                                                                        13,532            13,875
  Depreciation and amortization                                                             2,697             2,144
  General and administrative                                                                1,410             1,752
                                                                                     ------------      ------------
                                                                                           17,639            17,771
                                                                                     ------------      ------------
     Operating income (loss)                                                                3,600            (5,226)
                                                                                     ------------      ------------
Other Income (Expense):
  Interest expense                                                                           (181)             (299)
  Interest income                                                                             192               458
  Other income (expense)                                                                       58                86
                                                                                     ------------      ------------
                                                                                               69               245
                                                                                     ------------      ------------
Income (loss) before income taxes                                                           3,669            (4,981)

Income tax expense (benefit)                                                                1,357            (1,744)
                                                                                     ------------      ------------

Net income (loss)                                                                    $      2,312      $     (3,237)
                                                                                     ============      ============

Income (loss) per common share                                                       $       0.05      $      (0.07)
                                                                                     ============      ============

Weighted average common shares
  outstanding                                                                          43,804,288        44,033,448
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     -----------------------------
                                                                                         1996              1995
                                                                                     ------------      ------------
Cash Flows From Operating Activities:

  Net income (loss)                                                                  $      2,312      $     (3,237)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Deferred income taxes                                                                 567            (1,828)
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                            652                85
        Depreciation and amortization                                                       2,697             2,144
        Gain on disposition of equipment                                                      (57)             (115)
        Accrual of compensation expense, net                                                   96               118
        Issuance of common stock to the employee retirement plan
          and the Non-Employee Directors' Plan                                                214               230
        Changes in operating assets and liabilities:
          Receivables                                                                       2,943             3,590
          Other current assets                                                                108               663
          Payables, accrued expenses and employer's liability claims                         (751)            2,006
          Other                                                                                --                30
                                                                                     ------------      ------------
             Net cash provided by operating activities                                      8,781             3,686
                                                                                     ------------      ------------

Cash Flows From Investing Activities:
  Proceeds from matured short-term investments                                                 --            16,150
  Purchase of equipment                                                                    (6,660)           (4,325)
  Proceeds from disposition of equipment                                                      197               218
                                                                                     ------------      ------------

             Net cash provided by (used in) investing activities                           (6,463)           12,043
                                                                                     -------------     ------------

Cash Flows From Financing Activities:
  Proceeds from exercise of stock options                                                     563               150
  Payments of debt                                                                             --            (5,000)
  Purchase of treasury stock                                                                   --              (522)
                                                                                     ------------      ------------
             Net cash provided by (used in) financing activities                              563            (5,372)
                                                                                     ------------      ------------
             Net increase in cash and cash equivalents                                      2,881            10,357
Cash and cash equivalents at beginning of period                                           12,260            18,872
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $     15,141      $     29,229
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest paid                                                                      $        219      $        299
  Income taxes paid                                                                  $         73      $         (1)

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of 47,500 and 43,500 shares in 1996 and 1995,
     respectively, of restricted common stock                                        $        240      $        108





                See notes to consolidated financial statements
                 and accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the ``Company'' or the ``Registrant'') presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the three months ended March 31, 1996 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrant's independent public accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      RECLASSIFICATION OF ACCOUNTS

         Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

(3)      INCOME TAXES

         Income taxes consist of the following:

                                                                                          THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      ---------------------------
                                                                                          1996           1995
                                                                                      -----------   -------------
                                                                                              (IN THOUSANDS)
        Current:
           U.S. federal . . . . . . . . . . . . . . . . . . . . . . . . . . .         $        65    $         --
           State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  --              (1)
           Foreign  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  73              --
                                                                                      -----------    ------------

                                                                                              138              (1)
                                                                                      -----------    -------------
        Other:
           U.S. federal - deferred  . . . . . . . . . . . . . . . . . . . . .                 567          (1,828)
           Tax benefits related to common
             stock issued pursuant to long-
             term incentive plan  . . . . . . . . . . . . . . . . . . . . . .                 652              85
                                                                                      -----------    ------------

                                                                                            1,219          (1,743)
                                                                                      -----------    ------------

        Total tax provision (benefit)   . . . . . . . . . . . . . . . . . . .         $     1,357    $     (1,744)
                                                                                      ===========    ============

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


         For the three months ended March 31, 1996, the effective tax rate of 37% for financial reporting purposes approximates the U.S. federal statutory rate of 35%, plus the effect of foreign taxes.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and December 31, 1995 are presented below.


                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    1996                 1995
                                                                               --------------       -------------
                                                                                          (IN THOUSANDS)
        Deferred tax assets:
           Net operating loss carryforwards . . . . . . . . . . . . . . . .    $     30,796         $      31,361
           Investment tax, general business and alternative
             tax credit carryforwards   . . . . . . . . . . . . . . . . . .          10,465                11,356
           Employer's liability claims  . . . . . . . . . . . . . . . . . .           1,048                 1,113
           Allowance for bad debts  . . . . . . . . . . . . . . . . . . . .              45                    45
                                                                               ------------         -------------

           Total gross deferred tax assets  . . . . . . . . . . . . . . . .          42,354                43,875
           Less valuation allowance . . . . . . . . . . . . . . . . . . . .         (35,745)              (36,738)
                                                                               -------------        -------------

           Net deferred tax assets  . . . . . . . . . . . . . . . . . . . .           6,609                 7,137
                                                                               ------------         -------------

        Deferred tax liabilities:
           Plant and equipment, principally due to differences
             in depreciation  . . . . . . . . . . . . . . . . . . . . . . .          12,015                11,896
           Deferred intercompany gains and losses . . . . . . . . . . . . .           1,305                 1,385
                                                                               ------------         -------------

           Total gross deferred tax liabilities . . . . . . . . . . . . . .          13,320                13,281
                                                                               ------------         -------------

           Net deferred tax liability . . . . . . . . . . . . . . . . . . .    $      6,711         $       6,144
                                                                               ============         =============


(4)     NET INCOME (LOSS) PER COMMON SHARE

        Net income (loss) per common share for the three months ended March 31, 1996 and 1995 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

(5)     COMMITMENTS AND CONTINGENCIES

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

DRILLING MARKETS AND UTILIZATION

    General

        Historically, the Company has derived substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and in the Bay of Campeche. Three of the Company's rigs, MARINE 300, MARINE 304 and MARINE 201, are configured to work in international markets outside the U.S. Gulf of Mexico and the Bay of Campeche. In addition, the Company has recently fabricated quarters for the MARINE 303 in order to facilitate that rig's use in international markets. These additions could be added to the rig in a relatively short time frame to allow that rig to obtain an international contract. The Company's other rigs could, if applicable modifications were made and certifications obtained, operate in certain areas outside of the U.S. Gulf of Mexico and the Bay of Campeche. The Company's rigs are not, however, suitable for areas, such as the North Sea, that require hostile environment operating capabilities.

        Most of the world's significant jack-up drilling markets have recently experienced improved rig utilization and day rates. According to Offshore Data Services, as of April 30, 1996, worldwide jack-up utilization was 84% (321 rigs working out of a supply of 384 rigs) compared to 73% (286 rigs working out of a supply of 390 rigs) during the first three months of 1995, while jack-up utilization outside of the U.S. Gulf of Mexico was 82% (203 rigs working out of a supply of 247 rigs) compared to 77% during the first three months of 1995.

        Due to the highly cyclical nature of the offshore drilling business, the Company is seeking to obtain longer term contracts for the employment of its rigs. These contacts help to mitigate the cycliciity of the Company's results. Historically, most longer term contracts have been available primarily in international markets. Accordingly, the Company is marketing certain of its rigs in selected international markets with a view to obtaining longer term contracts. The Company will also seek to obtain, however, longer term contracts, to the extent available, in the U.S. Gulf of Mexico.

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

         With 12 of its 13 rigs located in the U.S. Gulf of Mexico, the Company is well positioned to benefit from any upturn in that market. The improved utilization of jack-up rigs in the U.S. Gulf of Mexico during the third and fourth quarters of 1995 continued in the first quarter of 1996. The industry wide utilization of jack-up rigs in the U.S. Gulf of Mexico as of April 30, 1996, was 86%, as compared with an average of 67% for the first three months of 1995.

    Bay of Campeche

        During most of 1993 and early 1994, demand for jack-up rigs was strong in the Bay of Campeche, offshore Mexico in the southern Gulf of Mexico. The Bay of Campeche drilling market, however, generally deteriorated in late 1994 and early 1995. The Company contracted two of its rigs (the MARINE 301 and the MARINE 303) into this market in late 1992 and another (the MARINE 300) in mid-1993. The first two rigs completed their contracts in late 1993 and early 1994, respectively, and subsequently returned to the U.S. Gulf of Mexico. The third rig completed its contract and returned to the U.S. Gulf of Mexico in May, 1995. Although Mexico has devalued its currency and is currently experiencing a recession, the Company is continuing to actively market its fleet in the Bay of Campeche. The demand for rigs in the Bay of Campeche has dropped from a high of 22 rigs in 1993 to 7 rigs in 1995. The utilization rate in the Bay of Campeche at the end of 1995 was approximately 58% for all rigs. Recently, however, drilling activity has improved and the Company expects that jack-up rig demand and utilization will increase during the remainder of 1996.

    India

        In August 1995, the Company entered into a one-year term contract for the MARINE 201 to operate off the east coast of India. Under the contract, the customer has options to extend the contract for up to eight three-month extension periods. The rig reached India during the second week of November and drilling operations commenced shortly thereafter. Demand for jack-ups in India has generally averaged between 20 to 25 rigs during the past few years. During this time, the supply of rigs has generally been equal to demand resulting in utilization rates of 90% to 100%. The government of India recently approved investment by non-Indian energy companies. As a result of these investments, jack-up rig demand has recently increased, and most industry analysts expect that demand could increase further in the next few months.

        The following table sets forth certain industry and Company historical data for the periods indicated. Industry data includes many rigs that are dissimilar to the Company's rigs in terms of performance capabilities, age, operational criteria and environmental capabilities. Certain of the Company's competitors operate rigs other than jack- up rigs that can compete with jack-up rigs under certain circumstances.

                                                         THREE MONTHS ENDED                     YEARS ENDED
                                                               MARCH 31,                        DECEMBER 31,
                                                       ------------------------             --------------------
                                                       1996              1995               1995             1994
                                                       ----              ----               ----             ----
INDUSTRY:(a)
U.S. Gulf of Mexico:
   Total jack-up rig  . . . . . . . . . . . . . .       137.2            140.5                140.1           135.8
   Working jack-up rigs . . . . . . . . . . . . .       113.5             94.3                104.6           102.9
   Utilization  . . . . . . . . . . . . . . . . .          83%              67%                  75%             76%

All other markets:
   Total jack-up rigs . . . . . . . . . . . . . .       246.7            249.5                246.7           255.5
   Working jack-up rigs . . . . . . . . . . . . .       203.3            191.7                197.5           192.5
   Utilization  . . . . . . . . . . . . . . . . .          82%              77%                  80%             75%

COMPANY:(b)
   Total jack-up rigs . . . . . . . . . . . . . .          13               13                 13.0            12.1
   Working jack-up rigs . . . . . . . . . . . . .        11.1              7.6                  8.9             9.8
   Utilization  . . . . . . . . . . . . . . . . .          85%              58%                  69%             81%
   Non-marketed rigs  . . . . . . . . . . . . . .         1.2              2.9                  3.0             0.8
   Utilization of marketed rigs . . . . . . . . .          94%              75%                  89%             87%

   Average day rates(c) . . . . . . . . . . . . .     $21,026          $18,357              $19,289         $19,686

- -------------------------
(a)  Average of weekly data published by Offshore Data Services.

(b) The numbers included in the table represent the average number of rigs operated by the Company for the periods indicated.

(c) ``Average day rate'' is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract and working during that period.

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

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Liquidity and Capital Resources

        The Company had working capital at March 31, 1996 of $22,702,000 as compared to working capital of $23,316,000 at December 31, 1995. Net cash provided by operating activities was $8,781,000 for the three months ended March 31, 1996 compared to $3,686,000 for the three months ended March 31, 1995, an increase of $5,095,000 or 138%. Cash used in investing activities was $6,463,000 for the three months ended March 31, 1996 resulting primarily from the purchases of equipment of $6,660,000 compared to cash provided by investing activities of $12,043,000 for the three months ended March 31, 1995. Capital expenditures for the three months ended March 31, 1996 consisted of (i) drill pipe purchases, (ii) the addition of a top drive drilling system and other upgrades to the MARINE 15, (iii) the installation of a top drive drilling system and the fabrication of additional leg sections for the MARINE 300 and
(iv) the fabrication of international quarters for the MARINE 303. Net cash provided by financing activities was $563,000 consisting of common stock option exercises.

    Outlook

        In late 1994, the Company commenced a program (the ''Rig Upgrade Program'') to upgrade the operational capabilities of certain of its rigs.
This program includes the following upgrades: (i) converting the power systems of selected mechanically powered rigs, (ii) adding top drive drilling systems to selected rigs and (iii) other potential rig upgrades such as (a) increased water depth ratings and (b) additions of cantilever features to slot type rigs. Future expenditures for the Rig Upgrade Program will be subject to the Company's outlook for drilling market conditions, as well as changes in the Company's financial condition.

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

        At this time, the Company estimates its 1996 capital expenditures to be approximately $9,400,000, including the $6,660,000 spent in the first quarter, consisting of (i) drill pipe expenditures, (ii) the addition of a top drive drilling system and the fabrication of components to increase the water depth of the MARINE 300, (iii) the fabrication of international quarters for the MARINE 303, (iv) completion of the reactivation, refurbishment, power system conversion and installation of a top drive drilling system to the MARINE 15 and (v) other miscellaneous expenditures.

        On December 1, 1994, Keyes Holding Corporation ("KHC"), a wholly-owned subsidiary of the Company, entered into a revolving credit/term loan agreement with a U.S. financial institution pursuant to which KHC may, subject to the conditions stated in the agreement, borrow up to the lesser of
(i) $35,000,000, or (ii) 50% of the appraised value of MARINE 300, 301 and 303. The agreement includes an 18-month revolving credit facility which is convertible on June 1, 1996 into a three-year term loan facility. The term loan is amortized monthly at the rate of 20% of the initial term loan amount per year with a balloon payment for the remaining principal (40% of the initial term loan amount) due at the maturity of the term loan. The agreement provides that the amounts borrowed will bear interest at floating rates equal to LIBOR + 2.5%. The minimum borrowing under the revolving credit facility is $10,000,000. If on June 1, 1996, KHC elects to convert less than $10,000,000 into a term loan, it will be required to pay a non-utilization fee equal to 2% of the excess of $10,000,000 over the amount converted. As of March 31, 1996, the related debt outstanding was $10,000,000 and the amount available under the line of credit was $25,000,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's existing drilling rig fleet. The Company has guaranteed up to $8,750,000 of the borrowings under the loan agreement. The borrowings under the agreement are secured by a mortgage on the MARINE 300, MARINE 301 and MARINE 303.

        Reduced rig demand in the U.S. Gulf of Mexico drilling market in early 1995 adversely affected the Company's operations and cash flow. As a result, the Company elected to suspend the marketing of three rigs. These rigs were deactivated in a common offshore location and, after preparation for extended idle time, were maintained periodically by a small maintenance crew. As of the date of this report, all of these rigs have been reactivated and are under contract.

        On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The action reflects the Company's view that its shareholders would benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such time and in such amounts as the Company deems appropriate. The Company will fund such repurchases from working capital. During 1995, the Company purchased 735,633 shares of its common stock at an average price of $3.61 per share (aggregate value $2,659,000) pursuant to the repurchase program. A portion of these shares (201,423 shares) were subsequently reissued (i) to fund the Company's contributions to its 401(k) plan, (ii) to provide stock for stock option exercises pursuant to its employees long term incentive plan and (iii) to remunerate certain non-employee directors pursuant to the Company's directors compensation plan. During the first quarter of 1996, no shares were repurchased by the Company; however, 338,317 shares were reissued to fund the Company's contributions to its 401(k) plan and to provide stock option exercises pursuant to the employee long term incentive plan. At March 31, 1996, the aggregate number of treasury shares held by the Company was 195,893 and the number of shares authorized for repurchase pursuant to its repurchase program was 3,804,107.

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

RESULTS OF OPERATIONS  --   THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
                            THREE MONTHS ENDED MARCH 31, 1995

    Revenues

        Revenues for the first quarter of 1996 increased $8,694,000 (69%) from $12,545,000 to $21,239,000 compared to the same period in 1995. The increase in revenues was the result of three factors: (i) a 15% increase in average day rates from $18,357 in 1995 to $21,026 in 1996, (ii) an increase in the number of marketed rigs from 10.1 in 1995 to 11.8 in 1996 and (iii) an increase in utilization of marketed rigs from 75% in 1995 to 94% in 1996. The increases in utilization and average day rates resulted from increased drilling activity in the U.S. Gulf of Mexico.

    Costs and Expenses

        Contract drilling expenses for the first quarter of 1996 decreased $343,000 (2%) from $13,875,000 to $13,532,000 compared to the same period in
1995. This decrease is primarily the result of the implementation of a new operating cost structure. Other contributing factors include decreases in employers liability claims offset by increased insurance costs and decreases in major repairs and maintenance during the 1996 period.

        Depreciation and amortization expense for the first quarter of 1996 increased $553,000 (26%) from $2,144,000 to $2,697,000 compared to the same period in 1995. The increase resulted primarily from the costs associated with the acquisition and refurbishment of the MARINE 201, the addition of a top drive and related equipment on the MARINE 16 and other capital expenditures.

        General and administrative expenses decreased $342,000 (20%) from $1,752,000 for the first quarter of 1995 to $1,410,000 for the same period in 1996. The decrease in the first quarter of 1996 was primarily the result of decreased labor costs in the first quarter of 1996 and a decrease in professional services and other administrative expenses.

    Interest Expense

        Interest expense for the first quarter of 1996 was $181,000 and consisted of the following: (i) interest of $203,000 based on an average rate of 8.1% with an average balance of $10,000,000; (ii) credit facility fees of $16,000 based on a .25% rate with an average unused balance of $25,000,000 and
(iii) offset by capitalized interest of approximately $38,000. Interest expense for the first quarter of 1995 was $299,000.

    Interest Income

        Interest income decreased $266,000 from $458,000 for the first quarter of 1995 to $192,000 for the same period in 1996. The decrease was related primarily to decreases in cash balances and interest rates.

    Income Taxes

        Income taxes for the first quarter of 1996 consisted of current portion of U.S. federal alternative minimum tax, current foreign taxes of $73,000, deferred U.S. federal tax benefits of $567,000 and tax benefits related to common stock issued pursuant to the long term incentive plan of $652,000.

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

(b)     Reports on Form 8-K:

       One report on Form 8-K was filed during the first quarter of 1996.

              (1) Report of the Company dated March 18, 1996 regarding the retirement of William O. Keyes from its board of directors and as President, Chief Executive Officer and Chairman of the Board effective May 9, 1996.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARINE DRILLING COMPANIES, INC.
                                        (Registrant)



Date:    May 9, 1996                    By   /s/ WILLIAM H. FLORES
                                          ------------------------------
                                        William H. Flores
                                        Chief Operating Officer
                                        Senior Vice President -
                                        Chief Financial Officer and Director
                                        (Principal Financial Officer)



Date:    May 9, 1996                    By   /s/ Joan R. Smith
                                        Joan R. Smith Vice
                                        President, Controller and Secretary
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS



 EXHIBIT
  NUMBER                                   EXHIBITS
- ---------                                  --------
    15                    Letter regarding unaudited interim financial information

    27                    Financial Data Schedule