Form 10-Q
period 1996-06-30
MARINE DRILLING COMPANIES INC
filed 1996-08-06
CIK 860521

================================================================================




                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 1996
                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from           to
                                     ----------  ----------


                      Commission File Number:  0-18309


                          -------------------------


                       MARINE DRILLING COMPANIES, INC.
           (Exact name of registrant as specified in its charter)


         Texas                                           74-2558926
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)




   One Sugar Creek Center Blvd., Suite 600, Sugar Land, Texas  77478-3556
            (Address of principal executive offices and zip code)


                               (713) 243-3000
            (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
 (Former name, former address and formal fiscal year, if changed since last report)


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



 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 5, 1996 -- 44,618,136




================================================================================

                       MARINE DRILLING COMPANIES, INC.

                                  FORM 10-Q

                              TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
Item 1.  Index to Financial Statements
         Independent Auditors' Review Report . . . . . . . . . . . . . . .   1

         Consolidated Balance Sheets --
         June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . .   2

         Consolidated Statements of Operations --
         Three and Six Months Ended June 30, 1996 and 1995 . . . . . . . .   3

         Consolidated Statements of Cash Flows --
         Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . .   4

         Notes to Consolidated Financial Statements  . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations   . . . . . . . . .   7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 4.  Submission of Matters to a Vote of Security Holders   . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .  15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17





                                      (i)

                     Independent Auditors' Review Report



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


     We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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


Houston, Texas
July 26, 1996

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)
                                 (Unaudited)

                                                                              June 30,             December 31,
                                                                               1996                   1995
                                                                           ----------             ------------
                     ASSETS
Current Assets:
       Cash and cash equivalents                                           $   18,554               $   12,260
       Accounts receivable - trade and other, net                              18,957                   18,078
       Inventory                                                                1,054                    1,272
       Prepaid expenses and other                                               2,697                    1,380
                                                                           ----------               ----------
           Total current assets                                                41,262                   32,990

Property and Equipment                                                        132,836                  123,442
       Less accumulated depreciation                                           27,619                   22,090
                                                                           ----------               ----------
           Property and equipment, net                                        105,217                  101,352

Other                                                                             263                      203
                                                                           ----------               ----------
                                                                           $  146,742               $  134,545
                                                                           ==========               ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Current portion of long-term debt                                   $        -               $    1,000
       Accounts payable                                                         4,243                    5,721
       Accrued expenses                                                         2,975                    1,927
       Employer's liability claims, current                                     1,466                    1,026
                                                                           ----------               ----------
           Total current liabilities                                            8,684                    9,674

Long-Term Debt                                                                 10,000                    9,000

Employer's Liability Claims, non-current                                        1,979                    2,155

Deferred Income Taxes                                                           7,901                    6,144

Shareholders' Equity:
       Commons stock, par value $.01.  Authorized 200,000,000
         shares; issued and outstanding 44,528,320
         shares as of June 30, 1996; issued 44,169,643 and
         outstanding 43,635,433 shares as of December 31, 1995                    445                      442
       Common stock restricted                                                   (672)                    (505)
       Treasury stock, at cost (534,210 shares in 1995)                             -                   (2,016)
       Additional paid-in capital                                              95,654                   92,720
       Retained earnings from January 1, 1993                                  22,751                   16,931
                                                                           ----------               ----------
           Total shareholders' equity                                         118,178                  107,572
                                                                           ----------               ----------
Commitments and contingencies
                                                                           $  146,742               $  134,545
                                                                           ==========               ==========





  See notes to consolidated financial statements and accompanying accountants'
                                review report.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share data)
                                 (Unaudited)


                                                     Three Months Ended                 Six Months Ended
                                                           June 30,                         June 30,
                                                ----------------------------     ------------------------------
                                                      1996            1995             1996            1995
                                                -------------  -------------     -------------    -------------
         Revenues                               $      27,360  $      11,825     $      48,599    $      24,370

         Costs and Expenses:
               Contract drilling                       15,679         11,567            29,211           25,442
               Depreciation and amortization            2,873          2,158             5,570            4,302
               General and administrative               2,203          1,132             3,613            2,884
                                                -------------  -------------     -------------    -------------
                                                       20,755         14,857            38,394           32,628
                                                -------------  -------------     -------------    -------------
               Operating income (loss)                  6,605         (3,032)           10,205           (8,258)
                                                -------------  -------------     -------------    -------------
         Other Income (Expense):
               Interest expense                          (203)          (159)             (384)            (458)
               Interest income                            222            479               414              937
               Other income (expense)                      28              8                86               94
                                                -------------  -------------     -------------    -------------
                                                           47            328               116              573
                                                -------------  -------------     -------------    -------------

         Income (loss) before income taxes              6,652         (2,704)           10,321           (7,685)

         Income tax expense (benefit)                   2,398           (947)            3,755           (2,691)
                                                -------------  -------------     -------------    -------------
         Net income (loss)                      $       4,254  $      (1,757)    $       6,566    $      (4,994)
                                                =============  =============     =============    =============
         Income (loss) per common share         $        0.10  $       (0.04)    $        0.15    $       (0.11)
                                                =============  =============     =============    =============
         Weighted average common shares
         outstanding                               44,338,438     43,959,172        44,071,363       43,996,105
                                                =============  =============     =============    =============







  See notes to consolidated financial statements and accompanying accountants'
                                review report.

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands, except share and per share data)
                                 (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                           -------------------------------------
                                                                                                 1996                  1995
                                                                                           --------------         --------------
         Cash Flows From Operating Activities:

                 Net Income (loss)                                                         $        6,566         $       (4,994)

                 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                       Deferred income taxes                                                        1,757                 (2,775)
                       Tax benefits related to common stock issued pursuant to
                          long-term incentive plan                                                  1,854                     85
                       Depreciation and amortization                                                5,570                  4,302
                       Gain on disposition of equipment                                               (88)                  (118)
                       Accrual of compensation expense, net                                           202                    189
                       Issuance of common stock to Employee 401(k) Plan
                          and the Non-Employee Directors' Plan                                        492                    451
                       Changes in operating assets and liabilities:
                         Receivables                                                                 (879)                 4,883
                         Other current assets                                                      (1,099)                  (413)
                         Payables, accrued expenses and employer's liability claims                  (166)                 2,096
                         Other                                                                        (86)                   105
                                                                                           --------------         --------------
                       Net cash provided by operating activities                                   14,123                  3,811
                                                                                           --------------         --------------


         Cash Flows From Investing Activities:
                 Proceeds from matured short-term investments                                           -                  7,652
                 Purchase of equipment                                                             (9,550)               (10,988)
                 Proceeds from disposition of equipment                                               228                    221
                                                                                           --------------         --------------
                       Net cash used in investing activities                                       (9,322)                (3,115)
                                                                                           --------------         --------------

         Cash Flows From Financing Activities:
                 Proceeds from exercise of stock options                                            1,493                    162
                 Payments of debt                                                                       -                 (5,000)
                 Purchase of treasury stock                                                             -                 (1,570)
                                                                                           --------------         --------------

                       Net cash provided by (used in) financing activities                          1,493                 (6,408)
                                                                                           --------------         --------------
                       Net increase (decrease) in cash and cash equivalents                         6,294                 (5,712)

         Cash and cash equivalents at beginning of period                                          12,260                 18,872
                                                                                           --------------         --------------
         Cash and cash equivalents at end of period                                        $       18,554         $       13,160
                                                                                           ==============         ==============
         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                 Interest paid                                                             $          434         $          517
                 Income taxes paid (refunded)                                              $          145         $           (1)

         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                 Issuance of 60,833 and 43,500 shares in 1996 and 1995,                    $          368         $          108
                    respectively, of restricted common stock
                 Forfeitures of 7,500 shares in 1995 of restricted common stock                         -         $           43

  See notes to consolidated financial statements and accompanying accountants'
                                review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1996
                                 (UNAUDITED)



(1)  INTERIM FINANCIAL INFORMATION

     The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the six months ended June 30, 1996 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrant's independent public accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year.

(2)  RECLASSIFICATION OF ACCOUNTS

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

(3)  INCOME TAXES

     Income taxes consist of the following:

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                               ------------------         --------------------
                                                                1996       1995             1996        1995
                                                               -------   --------         --------   ---------
                                                                               (IN THOUSANDS)
                             Current:
                              U.S. federal                     $  (64)    $    -          $    1     $     -
                              State                                 -          -               -          (1)
                              Foreign                              70          -             143           -
                                                               ------      -----          ------     -------
                                                                    6          -             144          (1)
                                                               ------      -----          ------     -------
                             Other:
                              U.S. federal - deferred           1,190       (947)          1,757      (2,775)
                              Tax benefits related to common
                               stock issued pursuant to long-
                               term incentive plan              1,202          -           1,854          85
                                                               ------      -----          ------     -------
                                                                2,392       (947)          3,611      (2,690)
                                                               ------      -----          ------     -------
                             Total tax provision (benefits)    $2,398      $(947)         $3,755     $(2,691)
                                                               ======      =====          ======     =======

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 1996
                                 (Unaudited)


     For the six months ended June 30, 1996, the effective tax rate of 36% for financial reporting purposes approximates the U.S. federal statutory rate of 35%, plus the effect of foreign taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and December 31, 1995 are presented below.

                                                                                   June 30,              December 31,
                                                                                    1996                    1995
                                                                               ------------             -------------
                                                                                           (In thousands)
                 Deferred tax assets:
                    Net operating loss carryforwards                           $     29,473             $      31,361
                    Investment tax, general business and alternative
                       tax credit carryforwards                                      10,465                    11,356
                    Employer's liability claims                                       1,206                     1,113
                    Allowance for bad debts                                              53                        45
                                                                               ------------             -------------
                    Total gross deferred tax assets                                  41,197                    43,875

                    Less valuation allowance                                        (35,799)                  (36,738)
                                                                               ------------             -------------
                    Net deferred tax assets                                           5,398                     7,137
                                                                               ------------             -------------

                 Deferred tax liabilities:
                     Plant and equipment, principally due to differences
                        in depreciation                                              12,073                    11,896
                     Deferred intercompany gains and losses                           1,226                     1,385
                                                                               ------------             -------------
                     Total gross deferred tax liabilities                            13,299                    13,281
                                                                               ------------             -------------

                     Net deferred tax liability                                $      7,901             $       6,144
                                                                               ============             =============




(4)     NET INCOME (LOSS) PER COMMON SHARE

        Net income (loss) per common share for the three and six months ended June 30, 1996 and 1995 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

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

Drilling Markets and Utilization

    General

         Most of the world's significant jack-up drilling markets have recently experienced improved rig utilization and day rates. According to Offshore Data Services, as of July 30, 1996, worldwide jack-up utilization was 85% (327 rigs working out of a supply of 383 rigs) compared to 75% (291 rigs working out of a supply of 389 rigs) during the first six months of 1995, while jack-up utilization outside of the U.S. Gulf of Mexico was 85% (210 rigs working out of a supply of 247 rigs) compared to 78% during the first six months of 1995.

         Historically, the Company has derived substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico, the Bay of Campeche (Mexico), and offshore India. Three of the Company's rigs, MARINE 300, MARINE 304 and MARINE 201, are configured to work in international markets outside the Gulf of Mexico. In addition, the Company has recently fabricated quarters for the MARINE 303 in order to facilitate that rig's use in international markets. These upgrades could be added to the rig in a relatively short time frame to allow that rig to obtain an international contract. The Company's other rigs could, if applicable modifications were made and certifications obtained, operate in certain areas outside of the Gulf of Mexico. The Company's rigs are not, however, suitable for areas, such as the North Sea, that require hostile environment operating capabilities.

         Due to the highly cyclical nature of the offshore drilling business, the Company seeks longer term contracts for the employment of its rigs, both domestically and internationally. Such contacts help mitigate the cyclicity of the Company's results. Historically, most longer term contracts have been available primarily in international markets. Accordingly, the Company is marketing certain of its rigs in selected international markets with a view to obtaining longer term contracts. Thus far this year, the Company has successfully obtained four term contracts for its U.S. Gulf of Mexico rigs with terms ranging from three months to one year. Most of those contracts include repricing mechanisms allowing the Company to periodically adjust day rates during the terms of the contracts. The Company also has one rig in India (the MARINE 201) which is operating under a one year contract ending November 1996 with eight three-month extension options.

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

     With 12 of its 13 rigs located in the U.S. Gulf of Mexico, the Company is well positioned to benefit from any upturn in that market. Improved utilization of jack-up rigs in the U.S. Gulf of Mexico during the third and fourth quarters of 1995 continued into the first and second quarters of 1996. The industry wide utilization of jack-up rigs in the U.S. Gulf of Mexico as of July 30, 1996 was 86% as compared with an average of 71% for the first six months of 1995.

   Bay of Campeche

     During most of 1993 and early 1994, demand for jack-up rigs was strong in the Bay of Campeche, offshore Mexico in the southern Gulf of Mexico. The Bay of Campeche drilling market, however, generally deteriorated in late 1994 and early 1995. The Company contracted two of its rigs (the MARINE 301 and the MARINE
303) into this market in late 1992 and another (the MARINE 300) in mid-1993.
The first two rigs completed their contracts in late 1993 and early 1994, respectively, and subsequently returned to the U.S. Gulf of Mexico. The third rig completed its contract and returned to the U.S. Gulf of Mexico in May 1995. Although Mexico has devalued its currency and is currently experiencing a recession, the Company is continuing to actively market its fleet in this area. Demand for rigs in the Bay of Campeche dropped from a high of 22 rigs in 1993 to 7 rigs in 1995 and has increased to an average of 8 rigs for the first half of 1996. Jack-up utilization in the Bay of Campeche at the end of 1995 was approximately 58% compared to 100% as of July 31, 1996. Recently, drilling activity in this market has improved and the Company expects that jack-up rig demand and utilization will improve during the remainder of 1996 and 1997.

India

     In August 1995, the Company entered into a one-year term contract for the MARINE 201 to operate off the east coast of India. Under the contract, the customer has options to extend the contract for up to eight three-month extension periods. The rig reached India during the second week of November and drilling operations commenced shortly thereafter. Demand for jack-ups in India has generally averaged between 20 to 25 rigs during the past few years. During this time, the supply of rigs has generally been equal to demand resulting in utilization rates of 90% to 100%. The government of India recently approved investment by non-Indian energy companies. As a result of these investments, jack-up rig demand has recently increased, and most industry analysts expect that demand could increase further in the near term.

The following table sets forth certain industry and Company historical data for the periods indicated. Industry data includes many rigs that are dissimilar to the Company's rigs in terms of performance capabilities, age, operational criteria and environmental capabilities. Certain of the Company's competitors operate rigs other than jack-up rigs that can compete with jack-up rigs under certain circumstances.

                                                  Three Months Ended            Six Months Ended             Years Ended
                                                       June 30,                     June 30,                 December 31,
                                                ----------------------       ---------------------       -------------------
                                                  1996            1995         1996        1995            1995       1994
                                                ----------   ---------       ---------  ----------       --------    -------

        Industry(a):
        U.S.Gulf of Mexico:
            Total jack-up rigs                    136.7         142.2          136.9        141.4         140.1        135.8
            Working jack-up rigs                  118.5         101.5          116.0         97.9         104.6        102.9
            Utilization                              87%           71%            85%          69%           75%          76%

        All other markets:

            Total jack-up rigs                    246.8         244.9          246.7        247.2         246.7        255.5
            Working jack-up rigs                  205.0         194.1          204.1        192.9         197.5        192.5
            Utilization                              83%           79%            83%          78%           80%          75%

        Company(b):
            Total jack-up rigs                     13.0          13.0           13.0         13.0          13.0         12.1
            Working jack-up rigs                   12.8           7.8           11.9          7.7           8.9          9.8
            Utilization                              98%           60%            92%          59%           69%          81%
            Non-marketed rigs                       0.2           3.9            0.7          3.4           3.0          0.8
            Utilization of marketed rigs            100%           86%            97%          80%           89%          87%


            Average day rates (c)              $ 23,505      $ 16,621       $ 22,353    $  17,472      $ 19,289     $ 19,686


- - ----------
(a)     Average of weekly data published by Offshore Data Services.

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

     The Company seeks to capitalize on customer recognition of the Company's safety record, crew quality and the quality of its service and equipment. Many of the Company's competitors, however, are larger, or are subsidiaries of larger companies, and have greater financial resources and more diverse fleets than the Company. This may enable them to better withstand industry downturns, to compete more effectively on the basis of price, to build new rigs or to acquire existing rigs that become available for purchase.

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

Financial Condition -- Liquidity and Capital Resources

    Liquidity and Capital Resources

     The Company had working capital at June 30, 1996 of $32,578,000 as compared to working capital of $23,316,000 at December 31, 1995. Net cash provided by operating activities was $14,123,000 for the six months ended June 30, 1996 compared to $3,811,000 for the six months ended June 30, 1995, an increase of $10,312,000 or 271%. Cash used in investing activities was $9,322,000 for the six months ended June 30, 1996 resulting primarily from capital expenditures of $9,550,000 compared to cash used in investing activities of $3,115,000 for the six months ended June 30, 1995. Capital expenditures for the six months ended June 30, 1996 consisted of (i) drill pipe purchases, (ii) the addition of a top drive drilling system and other upgrades to the MARINE 15,
(iii) the installation of a top drive drilling system and the fabrication of additional leg sections for the MARINE 300 and (iv) the fabrication of international quarters for the MARINE 303. Net cash provided by financing activities was $1,493,000 consisting of the proceeds from exercises of common stock options.

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

     The Company recently entered into an agreement to purchase the ODIN PRINCESS, a 300 foot independent leg slot rig, for a total consideration of $8,000,000, consisting of cash and/or the issuance of common stock. The Company anticipates that it will finalize this transaction in mid-August. As of June 30, 1996, the Company had spent approximately $500,000 in additional fees and inspection costs related to this rig acquisition which were included in general and administrative expenses during the second quarter. The rig, which will be renamed MARINE 305, is currently located in the Middle East and will require substantial expenditures to restore it to working condition. At this time, the Company has not determined when it will commence the refurbishment of this rig, the extent to which it will upgrade and refurbish the rig, or the amount which it will spend to do so.

     The Company will continue to pursue the acquisition of additional drilling rigs to enhance its fleet. Future acquisitions, if any, would likely be funded from the Company's working capital or through debt and/or equity financing. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. Depending upon the Company's success in acquiring rigs in the future, as well as future industry conditions, the Company may elect to defer or suspend portions of the Rig Upgrade Program discussed in the preceding section in order to preserve its working capital resources. At this time, the Company estimates its 1996 capital expenditures, excluding rig acquisition costs, to be approximately $11,000,000, including the $9,550,000 spent during the first six months.

     On December 1, 1994, Keyes Holding Corporation ("KHC"), a wholly-owned subsidiary of the Company, entered into a revolving credit/term loan agreement (the "Loan Agreement") with a U.S. financial institution pursuant to which KHC may, subject to the conditions stated in the agreement, borrow up to the lesser of (i) $35,000,000, or (ii) 50% of the appraised value of MARINE 300, 301 and
303. The agreement included an 18-month revolving credit facility which was convertible on June 1, 1996 into a three-year term loan facility. On May 31, 1996, the Loan Agreement was amended to extend the revolving loan availability period for one year to June 1, 1997; to extend the maturity date of the term facility to June 1, 2002; and to lower the amount of available borrowing during the loan availability period as discussed below. The amount available during the revolving loan availability period will be permanently reduced through four consecutive quarterly reductions of $1,750,000 each on September 1, 1996; December 1, 1996; March 1, 1997 and June 1, 1997. If converted, the term loan will be amortized over sixty equal monthly installments ending June 1, 2002. The agreement provides that the amounts borrowed will bear interest at floating rates equal to LIBOR + 2.5%. The minimum borrowing under the revolving credit facility is $10,000,000. If, on June 1, 1997, KHC elects to convert less than $10,000,000 into a term loan, it will be required to pay a non-utilization fee equal to 1 1/2% of the excess of $10,000,000 over the amount converted. As of June 30, 1996, the related debt outstanding was $10,000,000 and the amount available under the line of credit was $25,000,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's existing drilling rig fleet. The Company has guaranteed up to $8,750,000 of the borrowings under the loan agreement. The borrowings under the agreement are secured by a mortgage on the MARINE 300, MARINE 301 and MARINE 303.

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

     On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The action reflects the Company's view that its shareholders would benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such times and in such amounts as the Company deems appropriate. The Company will fund such repurchases from working capital. During 1995, the Company purchased 735,633 shares of its common stock at an average price of $3.61 per share (aggregate value $2,659,000) pursuant to the repurchase program. A portion of these shares (201,423 shares) were subsequently reissued (i) to fund the Company's contributions to its 401(k) plan, (ii) to provide stock for stock option exercises pursuant to its employees long term incentive plan and (iii) to remunerate certain non-employee directors pursuant to the Company's directors compensation plan. During the first six months of 1996, no shares were repurchased by the Company; however, 534,210 shares were reissued to fund the Company's contributions to its 401(k) plan and to provide stock option exercises pursuant to the employee long term incentive plan.

     The Company believes that its available funds, together with cash generated from operations and amounts that may be borrowed under the CIT credit facility, will be sufficient to fund its capital expenditure, working capital and debt service requirements for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, particularly the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements.


RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1995

    Revenues

     Revenues for the six months ended June 30, 1996 increased $24,229,000 (99%) from $24,370,000 to $48,599,000 compared to the same period in 1995. The increase in revenues was the result of three factors: (i) a 28% increase in average day rates from $17,472 in 1995 to $22,353 in 1996, (ii) an increase in the number of marketed rigs from 10 in 1995 to 12 in 1996 and (iii) an increase in utilization of marketed rigs from 80% in 1995 to 97% in 1996. The increases in utilization and average day rates resulted from increased drilling activity in the U.S. Gulf of Mexico due to improved natural gas prices.

Costs and Expenses

     Contract drilling expenses for the six months ended June 30, 1996 increased $3,769,000 (15%) from $25,442,000 to $29,211,000 compared to the same period in 1995. This increase is primarily the result of an increase in the number of working rigs from 8 in 1995 to 12 in 1996. Specifically, labor expense increased by $1,936,000, repair and maintenance expenses increased by $1,310,000 and insurance premiums increased by $435,000 in 1996 compared to 1995.

     Depreciation and amortization expense for the six months ended June 30, 1996 increased $1,268,000 (29%) from $4,302,000 to $5,570,000 compared to the same period in 1995. The increase resulted primarily from the addition of top drives and equipment upgrades on the MARINE 15, MARINE 16, MARINE 300 and MARINE 303, the acquisition and upgrade of the MARINE 201, and drill string purchases.

     General and administrative expenses increased $729,000 (25%) from $2,884,000 for the first six months of 1995 to $3,613,000 for the same period in 1996. The increase was attributed to the incurrence of approximately $500,000 of general and administrative expenses related to potential rig acquisitions in the second quarter of 1996 and an increase in professional services.

Interest Expense

     Interest expense for the six months ended June 30, 1996 was $384,000 and consisted of the following: (i) interest of $402,000 based upon an average interest rate of 8.0% on an average borrowings of $10,000,000; (ii) credit facility fees of $31,000, less (iii) capitalized interest of approximately $49,000. Interest expense for the first six months of 1995 was $458,000.

    Interest Income

     Interest income decreased $523,000 from $937,000 for the first six months of 1995 to $414,000 for the same period in 1996. The decrease was related primarily to decreases in cash balances which were partially offset by higher interest rates.

    Income Taxes

     Income taxes for the six months ended June 30, 1996 consisted of (i) a refund of prior year alternative minimum tax of ($64,000), (ii) current portion of U.S. federal alternative minimum tax of $65,000, (iii) current foreign taxes of $143,000, (iv) deferred U.S. federal tax expense of $1,757,000 and (v) tax benefits related to common stock issued pursuant to the long term incentive plan of $1,854,000.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
                         THREE MONTHS ENDED JUNE 30, 1995

    Revenues

        Revenues for the second quarter of 1996 increased $15,535,000 (131%) from $11,825,000 to $27,360,000 compared to the same period in 1995. The increase in revenues was the result of three factors -- (i) a 41% increase in average day rates from $16,621 in 1995 to $23,505 in 1996, (ii) an increase in the number of marketed rigs from 9 in 1995 to 13 in 1996 and (iii) an increase in utilization of marketed rigs from 86% in 1995 to 100% in 1996.

    Costs and Expenses

        Contract drilling expenses for the second quarter of 1996 increased $4,112,000 (36%) from $11,567,000 to $15,679,000 compared to the same period in
1995. This increase is attributed to the increased number of rigs working during the second quarter of 1996 compared to the same period in 1995. As a result, labor expense increased $1,975,000, repairs and maintenance expenses increased by $994,000 and employer liability claims and insurance costs increased by approximately $806,000 in the second quarter of 1996.

        Depreciation and amortization expense for the second quarter of 1996 increased $715,000 (33%) from $2,158,000 to $2,873,000 compared to the same period in 1995. This increase resulted primarily from the costs associated with the acquisition and refurbishment of the MARINE 201, the addition of a top drive and equipment upgrades on the MARINE 15, MARINE 16 and MARINE 300 and other capital expenditures.

        General and administrative expenses for the second quarter of 1996 increased $1,071,000 (95%) from $1,132,000 to $2,203,000 compared to the same period in 1995. The increase in the second quarter of 1996 resulted primarily from the incurrence of approximately $500,000 of general and administrative expenses related to potential rig acquisitions, an increase in labor costs, and an increase in professional services and other administrative expenses.

    Interest Expense

        Interest expense for the second quarter of 1996 was $203,000 and consisted of the following: (i) interest of $199,000 based on an average interest rate of 7.9% on average borrowings of $10,000,000; (ii) credit facility fees of $15,000 less (iii) capitalized interest of approximately $11,000. Interest expense for the second quarter of 1995 was $159,000.

Interest Income

        Interest income for the second quarter of 1996 decreased $257,000 from $479,000 to $222,000 compared to the same period in 1995. The decrease was related primarily to a decrease in cash balances and partially offset by higher interest rates.

    Income Taxes

        Income taxes for the second quarter of 1996 consisted of (i) a refund of prior year taxes of ($64,000), (ii) current foreign taxes of $70,000, (iii) deferred U.S. federal tax expense of $1,190,000, and (iv) tax benefits related to common stock issued pursuant to the long term incentive plan of $1,202,000.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 9, 1996. At the meeting, six directors were elected by a vote of holders of Common Stock, as outlined in the company's Proxy Statement related to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended,
(ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected.
The following numbers of votes were cast as to the director nominees:


- - ------------------------------------------------------------------------------------------------------------------------------------
                                              In Favor             Withheld                     Broker                Abstaining
                                                                                               Non-Votes
- - ------------------------------------------------------------------------------------------------------------------------------------
     Nominee          Votes Cast            Votes       %       Votes        %            Votes          %        Votes        %
     -------          ----------            -----      ---      -----       ---           -----         ---       -----       ---
Mr. Barbanell          37,231,177        37,205,876     84%     25,301       *             -             -%         -         -%
Mr. Brown              37,231,177        37,207,876     84%     23,301       *             -             -%         -         -%
Mr. Bull               37,231,177        37,207,876     84%     23,301       *             -             -%         -         -%
Mr. Flores             37,231,177        37,207,876     84%     23,301       *             -             -%         -         -%
Mr. Gregory            37,231,177        37,173,406     84%     57,771       *             -             -%         -         -%
Mr. Linneman           37,231,177        37,173,406     84%     57,771       *             -             -%         -         -%
- - ------------------------------------------------------------------------------------------------------------------------------------


     * Less than 1%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

           Exhibit No.                      Description
           -----------                      -----------
              10.1 Employment Agreement between Marine Drilling Companies, Inc. and Jan Rask dated June 18, 1996.

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

(b)     Reports on Form 8-K:

        Two reports on Form 8-K were filed during the second quarter of 1996.

        (1) Report of the Company dated April 26, 1996 regarding the sale by its largest shareholder, Warburg, Pincus Capital Company, L.P., of its position in the Company's common stock and the pending resignation of Warburg Pincus designees on the Company's Board of Directors and the Company's intention to reduce the number of Directors to six persons effective May 9, 1996.

        (2) Report of the Company dated June 3, 1996 regarding the Company's extension of the term and restructure of certain provisions of a credit agreement between one of the Company's subsidiaries and The CIT Group/Equipment Financing, Inc.

                                      (3)   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MARINE DRILLING COMPANIES, INC.
                                      (Registrant)



Date:   August 5, 1996                By /s/     WILLIAM H. FLORES
                                         --------------------------------------
                                         William H. Flores
                                         Chief Operating Officer
                                         Senior Vice President -
                                         Chief Financial Officer and Director
                                         (Principal Financial Officer)



Date:   August 5, 1996                By /s/     JOAN R. SMITH
                                         ---------------------------------------
                                         Joan R. Smith
                                         Vice President,
                                         Controller and Secretary
                                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS


                                                                                 Sequentially
 Exhibit                                                                           Numbered
  Number                              Exhibits                                       Page
 ------                               --------                                   ------------

        10.1    Employment Agreement between Marine Drilling Companies, Inc.
                and Jan Rask dated June 18, 1996

        15      Letter regarding unaudited interim financial information

        27      Financial Data Schedule


