Form 10-Q
period 1996-09-30
MARINE DRILLING COMPANIES INC
filed 1996-10-17
CIK 860521

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q

(MARK ONE)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________


                        COMMISSION FILE NUMBER:  0-18309

                           -----------------------


                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



                 TEXAS                                   74-2558926
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
               or organization)                            Number)



     ONE SUGAR CREEK CENTER BLVD., SUITE 600, SUGAR LAND, TEXAS  77478-3556
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


 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT OCTOBER 15, 1996 -- 45,546,605

                        MARINE DRILLING COMPANIES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Item 1. Index to Financial Statements
           Independent Auditors' Review Report ......................    1

           Consolidated Balance Sheets --
           September 30, 1996 and December 31, 1995 .................    2

           Consolidated Statements of Operations --
           Three and Nine Months Ended September 30, 1996 and 1995 ..    3

           Consolidated Statements of Cash Flows --
           Nine Months Ended September 30, 1996 and 1995 ............    4

           Notes to Consolidated Financial Statements ...............    5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...............    7


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...........................................   16

Item 6. Exhibits and Reports on Form 8-K ............................   16


SIGNATURES ..........................................................   17




                                      (i)

                     INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


     We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations and cash flows for the three month and nine month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                        KPMG PEAT MARWICK LLP


Houston, Texas
October 16, 1996

               MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                                        1996                 1995
                                                                                    -------------         ------------
ASSETS
Current Assets:
         Cash and cash equivalents                                                     $17,460              $12,260
         Short-term investments                                                          9,851                    -
         Accounts receivable - trade and other, net                                     20,669               18,078
         Inventory                                                                         973                1,272
         Prepaid expenses and other                                                      2,205                1,380
                                                                                      --------             --------
         Total current assets                                                           51,158               32,990
Property and Equipment                                                                 142,633              123,442
         Less accumulated depreciation                                                  30,478               22,090
                                                                                      --------             --------
             Property and equipment, net                                               112,155              101,352
Other                                                                                      275                  203
                                                                                      --------             --------
                                                                                      $163,588             $134,545
                                                                                      ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt                                                $500               $1,000
         Accounts payable                                                                3,287                5,721
         Accrued expenses                                                                3,026                1,927
         Employer's liability claims, current                                            1,143                1,026
                                                                                      --------             --------
         Total current liabilities                                                       7,956                9,674
Long-Term Debt                                                                           9,500                9,000
Employer's Liability Claims, non-current                                                 1,839                2,155
Deferred Income Taxes                                                                   11,213                6,144
Shareholders' Equity:
         Common stock, par value $.01.  Authorized 200,000,000 shares; issued and outstanding 45,518,651 shares as of September 30, 1996; issued
           44,169,643 and outstanding 43,635,433 shares as of December 31, 1995            455                  442
         Common stock restricted                                                          (557)                (505)
         Treasury stock, at cost (534,210 shares in 1995)                                    -               (2,016)
         Additional paid-in capital                                                    103,740               92,720
         Retained earnings from January 1, 1993                                         29,442               16,931
                                                                                      --------             --------
         Total shareholders' equity                                                    133,080              107,572
                                                                                      --------             --------
Commitments and contingencies                                                                -                    -
                                                                                      --------             --------
                                                                                      $163,588             $134,545
                                                                                      ========             ========


























 See notes to consolidated financial statements and accompanying accountants'
                                review report.
                                       2

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)



                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                 ----------------------------         ---------------------------
                                                    1996              1995                1996            1995
                                                 -----------      -----------         -----------     -----------
Revenues                                         $    29,819      $    15,490         $    78,418     $    39,860

Costs and Expenses:
  Contract drilling                                   14,955           12,893              44,166          38,335
  Depreciation and amortization                        2,975            2,471               8,545           6,773
  General and administrative                           1,857            1,201               5,470           4,085
                                                 -----------      -----------         -----------     -----------
                                                      19,787           16,565              58,181          49,193
                                                 -----------      -----------         -----------     -----------
    Operating income (loss)                           10,032           (1,075)             20,237          (9,333)
                                                 -----------      -----------         -----------     -----------

Other Income (Expense):
  Interest expense                                      (209)            (199)               (593)           (657)
  Interest income                                        312              321                 726           1,258
  Other income (expense)                                 269               36                 355             130
                                                 -----------      -----------         -----------     -----------
                                                         372              158                 488             731
                                                 -----------      -----------         -----------     -----------

Income (loss) before income taxes                     10,404             (917)             20,725          (8,602)

Income tax expense (benefit)                           3,714             (320)              7,469          (3,011)
                                                 -----------      -----------         -----------     -----------
Net income (loss)                                $     6,690      $      (597)        $    13,256     $    (5,591)
                                                 ===========      ===========         ===========     ===========
Income (loss) per common share                   $      0.15      $     (0.01)        $      0.30     $     (0.13)
                                                 ===========      ===========         ===========     ===========
Weighted average common shares
  outstanding                                     45,028,616       43,656,282          44,392,776      43,880,936
                                                 ===========      ===========         ===========     ===========




 See notes to consolidated financial statements and accompanying accountants'
                                review report.
                                       3

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        -----------------------------
                                                                          1996                1995
                                                                        ---------           ---------
Cash Flows From Operating Activities:

  Net income (loss)                                                     $  13,256           $  (5,591)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Deferred income taxes                                                   5,069              (3,096)
    Tax benefits related to common stock issued pursuant to
      long-term incentive plan                                              2,092                  85
    Depreciation and amortization                                           8,545               6,773
    Gain on disposition of equipment                                         (358)               (163)
    Accrual of compensation expense, net                                      317                 270
    Issuance of common stock to Employee 401(k) Plan
      and the Non-Employee Directors' Plan                                    725                 667
    Amortization of interest income                                          (122)               (131)
    Changes in operating assets and liabilities:
      Receivables                                                          (2,591)              5,377
      Other current assets                                                   (607)             (2,522)
      Payables, accrued expenses and employer's liability claims           (1,534)              2,807
      Other                                                                  (109)                158
                                                                        ---------           ---------
        Net cash provided by operating activities                          24,683               4,634
                                                                        ---------           ---------
Cash Flows From Investing Activities:
  Purchase of short-term investments                                       (9,729)             (5,466)
  Maturity of short-term investments                                            -              18,150
  Purchase of equipment                                                   (12,047)            (14,867)
  Proceeds from disposition of equipment                                      593                 284
                                                                        ---------           ---------
        Net cash used in investing activities                             (21,183)             (1,899)
                                                                        ---------           ---------
Cash Flows From Financing Activities:
  Proceeds from exercise of stock options                                   1,835                 177
  Payments of debt                                                              -              (5,000)
  Purchase of treasury stock                                                    -              (2,657)
  Costs associated with shelf registration statements                        (135)                  -
                                                                        ---------           ---------
    Net cash provided by (used in) financing activities                     1,700              (7,480)
                                                                        ---------           ---------
    Net increase (decrease) in cash and cash equivalents                    5,200              (4,745)

Cash and cash equivalents at beginning of period                           12,260              18,872
                                                                        ---------           ---------
Cash and cash equivalents at end of period                              $  17,460           $  14,127
                                                                        =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                         $     649           $     743
  Income taxes paid (refunded)                                          $     309           $      (1)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Issuance of 882,352 shares in 1996 for MARINE 305                     $   7,500           $       -
    rig acquisition
  Issuance of 60,833 and 43,500 shares in 1996 and 1995,                $     368           $     148
    respectively, of restricted common stock
  Forfeitures of restricted common stock (7,500 shares in 1995)         $       -           $      44




 See notes to consolidated financial statements and accompanying accountants'
                                review report.
                                       4

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)




     (1) INTERIM FINANCIAL INFORMATION

     The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the nine months ended September 30, 1996 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrant's independent public accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year.

(2)  RECLASSIFICATION OF ACCOUNTS

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

(3)  INCOME TAXES

     Income taxes consist of the following:

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                          September 30,
                                                      ----------------------                 ----------------------
                                                       1996             1995                  1996            1995
                                                      ------           -----                 ------         -------
                                                                              (In thousands)
Current:
  U.S. federal                                        $   92           $   -                 $   93         $     -
  State                                                    -               1                      -               -
  Foreign                                                 72               -                    215               -
                                                      ------           -----                 ------         -------
                                                         164               1                    308               -
                                                      ------           -----                 ------         -------
Other:
  U.S. federal - deferred                              3,312            (321)                 5,069          (3,096)
  Tax benefits related to common
    stock issued pursuant to long-
    term incentive plan                                  238               -                  2,092              85
                                                      ------           -----                 ------         -------
                                                       3,550            (321)                 7,161          (3,011)
                                                      ------           -----                 ------         -------
Total tax provision (benefit)                         $3,714           $(320)                $7,469         $(3,011)
                                                      ======           =====                 ======         =======

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)




     For the nine months ended September 30, 1996, the effective tax rate of 36% for financial reporting purposes approximates the U.S. federal statutory rate of 35%, plus the effect of foreign taxes.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and December 31, 1995 are presented below.

                                                    SEPTEMBER 30,        DECEMBER 31,
                                                        1996                1995
                                                    -------------        ------------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards                     $26,169            $31,361
  Investment tax, general business and
    alternative tax credit carryforwards                10,465             11,356
  Employer's liability claims                            1,044              1,113
  Allowance for bad debts                                   53                 45
                                                       -------            -------
  Total gross deferred tax assets                       37,731             43,875
  Less valuation allowance                             (35,703)           (36,738)
                                                       -------            -------
  Net deferred tax assets                                2,028              7,137
                                                       -------            -------
Deferred tax liabilities:
  Plant and equipment, principally due to
    differences in depreciation                         12,096             11,896
  Deferred intercompany gains and losses                 1,145              1,385
                                                       -------            -------
  Total gross deferred tax liabilities                  13,241             13,281
                                                       -------            -------
  Net deferred tax liability                           $11,213            $ 6,144
                                                       =======            =======


(4)  NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share for the three and nine months ended September 30, 1996 and 1995 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

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

DRILLING MARKETS AND UTILIZATION

     General

     Most of the world's significant jack-up drilling markets have recently experienced improved rig utilization and day rates. According to Offshore Data Services, as of October 8, 1996, worldwide jack-up utilization was 90% (340 rigs working out of a supply of 379 rigs) compared to 77% utilization (297 rigs working out of a supply of 387 rigs) experienced during the first nine months of 1995.

     Historically, the Company has derived substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico, the Bay of Campeche (Mexico), and offshore India. Three of the Company's rigs, MARINE 300, MARINE 304 and MARINE 201, are configured to work in international markets outside the Gulf of Mexico. In addition, the Company has recently fabricated quarters for the MARINE 303 in order to facilitate that rig's use in certain international markets. These upgrades could be added to the rig in a relatively short time frame to allow that rig to obtain an international contract. The Company's other rigs could, if applicable modifications were made and certifications obtained, operate in certain areas outside of the Gulf of Mexico. The Company's rigs are not, however, suitable for areas, such as the North Sea, that require enhanced environmental operating capabilities.

     Due to the highly cyclical nature of the offshore drilling business, the Company seeks longer term contracts for the employment of its rigs, both domestically and internationally. Such contacts help mitigate the cyclicity of the Company's results. Historically, most longer term contracts have been available primarily in international markets. Thus far this year, the Company has successfully obtained six intermediate term contracts for its U.S. Gulf of Mexico rigs with terms ranging from three months to one year. Most of these contracts include repricing mechanisms allowing the Company to periodically adjust day rates during the terms of the contracts. The Company also has one rig in India (the MARINE 201) which is operating under a one year contract ending November 1996 with eight three-month extension options. The Company currently anticipates that the first four options will be exercised which would keep the rig employed in India through November 1997.

  U.S. Gulf of Mexico

     The jack-up drilling market in the U.S. Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Day rates can and have fluctuated significantly on relatively small changes in the rig supply and demand situation in this market.

     Throughout the period from late 1992 through 1994, jack-up operations in the U.S. Gulf of Mexico were characterized by improving rig demand. In late 1994 and early 1995, however, the combination of reduced jack-up demand and increased rig supply had a depressing effect on U.S. Gulf of Mexico operations. During this period of reduced utilization, day rate levels fell and contractors experienced reduced levels of earnings. Since mid-1995, a combination of improved jack-up rig demand and rig mobilizations to other markets has resulted in improved jack-up utilization and day rates.

     Improved utilization of jack-up rigs in the U.S. Gulf of Mexico during the third and fourth quarters of 1995 continued into the first nine months of 1996. Utilization of jack-up rigs in this market as of October 8, 1996 was 90% (122 rigs working out of a supply of 135 rigs) as compared with an average of 72% (101 rigs working out of a supply of 141 rigs) for the first nine months of 1995. With 12 of its 14 rigs located in the U.S. Gulf of Mexico, the Company is well positioned to benefit from the improved rig demand in this market.

  Bay of Campeche

     During most of 1993 and early 1994, demand for jack-up rigs was strong in the Bay of Campeche, offshore Mexico in the southern Gulf of Mexico. The Bay of Campeche drilling market, however, generally deteriorated in late 1994 and early 1995. The Company contracted two of its rigs (the MARINE 301 and the MARINE
303) into this market in late 1992 and another (the MARINE 300) in mid-1993.
The first two rigs completed their contracts in late 1993 and early 1994, respectively, and subsequently returned to the U.S. Gulf of Mexico. The third rig completed its contract and returned to the U.S. Gulf of Mexico in May 1995. The Company is continuing to actively market its fleet in this area. Demand for rigs in the Bay of Campeche dropped from a high of 22 rigs in 1993 to 7 rigs in 1995 and has increased to an average of 8 rigs for the first three quarters of 1996. Jack-up utilization in the Bay of Campeche at the end of 1995 was approximately 64% compared to 80% as of October 10, 1996. Recently, drilling activity in this market has improved and the Company expects that jack-up rig demand and utilization will continue to improve during the remainder of 1996 and 1997.

  India

     In August 1995, the Company entered into a one-year term contract for the MARINE 201 to operate off the east coast of India. That rig commenced operations under this contract in mid-November 1995. Under the contract, the customer has options to extend the contract for up to eight three-month extension periods. Yearly demand for jack-ups in India has generally averaged between 20 to 26 rigs during the past few years. During this time, jack-up utilization has been stable in the range of 89% to 93%. The government of India recently approved investment by non-Indian energy companies. As a result of these actions, jack-up rig demand has recently increased, and most industry analysts expect that demand could increase further in the near term.

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


                                THREE MONTHS ENDED   NINE MONTHS ENDED      YEARS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,       DECEMBER 31,
                                ------------------   -----------------   ------------------
                                  1996       1995      1996      1995      1995       1994
                                -------    -------   -------   -------   -------    -------
INDUSTRY(A):
U.S. Gulf of Mexico:
  Total jack-up rigs              135.9      139.7     136.6     140.8     140.1      135.8
  Working jack-up rigs            119.6      108.5     117.2     101.4     104.6      102.9
  Utilization                        88%        78%       86%       72%       75%        76%

All other markets:
  Total jack-up rigs              246.0      245.2     246.5     246.5     246.7      255.5
  Working jack-up rigs            210.8      199.8     206.4     195.2     197.5      192.5
  Utilization                        86%        81%       84%       79%       80%        75%

COMPANY(B):
  Total jack-up rigs               13.5       13.0      13.2      13.0      13.0       12.1
  Working jack-up rigs             13.0        9.5      12.3       8.3       8.9        9.8
  Utilization                        97%        73%       93%       64%       69%        81%
  Non-marketed rigs                 0.5        3.0       0.6       3.5       3.0        0.8
  Utilization of marketed rigs      100%        95%       98%       88%       89%        87%

  Average day rates(c)          $24,932    $17,712   $23,268   $17,564   $19,289    $19,686

---------------

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

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

  Liquidity and Capital Resources

     The Company had working capital at September 30, 1996 of $43,202,000 as compared to working capital of $23,316,000 at December 31, 1995. Net cash provided by operating activities was $24,683,000 for the nine months ended September 30, 1996 compared to $4,634,000 for the nine months ended September 30, 1995, an increase of $20,049,000 or 433%. Cash used in investing activities was $21,183,000 for the nine months ended September 30, 1996 resulting primarily from capital expenditures of $12,047,000 compared to cash used in investing activities of $1,899,000 for the nine months ended September 30, 1995. Capital expenditures for the nine months ended September 30, 1996 consisted of (i) drill pipe purchases, (ii) the addition of a top drive drilling system and other upgrades to the MARINE 15,

(iii) the installation of a top drive drilling system and the fabrication of additional leg sections for the MARINE 300, (iv) the fabrication of international quarters for the MARINE 303, and (v) the acquisition of the MARINE 305. Net cash provided by financing activities was $1,700,000 consisting primarily of the proceeds from exercises of common stock options of $1,835,000.

  Other Activities

     In August 1996, the Company purchased the ODIN PRINCESS, a 300 foot independent leg slot rig, for a total consideration of $8,000,000, consisting of approximately $500,000 cash and approximately $7,500,000 of equity securities upon the issuance of 882,352 shares of common stock from a shelf registration statement filed in late June 1996. The rig, which was renamed the MARINE 305, is currently located in the Middle East and will require substantial expenditures to restore it to working condition. At this time, the Company has not determined when it will commence the refurbishment of this rig, the extent to which it will upgrade and refurbish the rig, or the amount which it will spend to do so.

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

     On May 31, 1996, the Loan Agreement was amended to extend the revolving loan availability period for one year to June 1, 1997; to extend the maturity date of the term facility to June 1, 2002; and to lower the amount of available borrowing during the loan availability period. The amended amount available during the revolving loan availability period will be permanently reduced through four consecutive quarterly reductions of $1,750,000 each on September 1, 1996; December 1, 1996; March 1, 1997 and June 1, 1997. If so converted, the term loan will be amortized over sixty equal monthly installments ending June 1, 2002. The agreement provides that the amounts borrowed will bear interest at floating rates equal to LIBOR + 2.5%. The minimum borrowing under the revolving credit facility is $10,000,000. If, on June 1, 1997, KHC elects to convert less than $10,000,000 into a term loan, it will be required to pay a non-utilization fee equal to 1 1/2% of the excess of $10,000,000 over the amount converted.

     As of September 30, 1996, the related debt outstanding was $10,000,000 and the amount available under the line of credit was $23,250,000. Loan proceeds may be used to purchase additional jack-up drilling rigs or to make capital improvements to the Company's drilling rig fleet. The Company has guaranteed up to $8,312,500 of the borrowings under the loan agreement. The borrowings under the agreement are secured by a mortgage on the MARINE 300, MARINE 301 and MARINE 303.

     Reduced rig demand in the U.S. Gulf of Mexico drilling market in early 1995 adversely affected the Company's operations and cash flow. As a result, the Company elected to suspend the marketing of two rigs. These rigs were deactivated in a common offshore location and, after preparation for extended idle time, were maintained periodically by a small maintenance crew. One rig was reactivated during September 1995 and the remaining rig was reactivated during April 1996.

     On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The action reflects the Company's view that its shareholders would benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such times and in such amounts as the Company deems appropriate. The Company will fund such repurchases from working capital. During 1995, the Company purchased 735,633 shares of its common stock at an average price of $3.61 per share (aggregate value $2,659,000) pursuant to the repurchase program. A portion of these shares (201,423 shares) were subsequently reissued (i) to fund the Company's contributions to its 401(k) plan, (ii) to provide stock for stock option exercises pursuant to its employees long term incentive plan and (iii) to remunerate certain non-employee directors pursuant to the Company's directors compensation plan. During the first nine months of 1996, no shares were repurchased by the Company; however, 534,210 shares were reissued to fund the Company's contributions to its 401(k) plan and to provide stock option exercises pursuant to the employee long term incentive plan.

  Outlook

     The Company will continue to pursue the direct or indirect acquisition of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. Depending upon the Company's success in acquiring rigs in the future, as well as future industry conditions, the Company may elect to defer or suspend portions of rig upgrades in order to preserve its working capital resources. At this time, based on current industry conditions, the Company estimates its 1996 capital expenditures, excluding rig and other acquisitions, to be approximately $12,300,000, including approximately $12,000,000 spent during the first nine months. These amounts exclude the value of the stock issued in connection with the acquisition of the MARINE 305 -- 882,352 shares having an approximate value of $7,500,000 as of the date of the acquisition.

     The Company believes that its available funds, together with cash generated from operations and amounts that may be borrowed under the Loan Agreement, will be sufficient to fund its required capital expenditures, working capital and debt service requirements for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, particularly the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements.

RESULTS OF OPERATIONS  -- NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                          NINE MONTHS ENDED SEPTEMBER 30, 1995

  Revenues

     Revenues for the nine months ended September 30, 1996 increased $38,558,000 (97%) from $39,860,000 to $78,418,000 compared to the same period in 1995. The increase in revenues was the result of three factors: (i) a 32% increase in average day rates from $17,564 in 1995 to $23,268 in 1996, (ii) an increase in the number of marketed rigs from 10 in 1995 to 13 in 1996 and (iii) an increase in utilization of marketed rigs from 88% in 1995 to 98% in 1996. The increases in utilization and average day rates resulted from increased drilling activity in the U.S. Gulf of Mexico due to improved natural gas prices.

  Costs and Expenses

     Contract drilling expenses for the nine months ended September 30, 1996 increased $5,831,000 (15%) from $38,335,000 to $44,166,000 compared to the same period in 1995. This increase is primarily the result of an increase in the number of working rigs from 8 in 1995 to 12 in 1996. Specifically, labor expense increased by $3,363,000, repair and maintenance expenses increased by $1,605,000 and insurance premiums increased by $428,000 in 1996 compared to 1995.

     Depreciation and amortization expense for the nine months ended September 30, 1996 increased $1,772,000 (26%) from $6,773,000 to $8,545,000 compared to the same period in 1995. The increase resulted primarily from the addition of top drives and equipment upgrades on the MARINE 15, MARINE 16, MARINE 300 and MARINE 303, the acquisition and upgrade of the MARINE 201, and drill string purchases.

     General and administrative expenses increased $1,385,000 (34%) from $4,085,000 for the first nine months of 1995 to $5,470,000 for the same period in 1996. The increase was attributed to an increase in labor due to additional personnel and an increase in professional services.

  Interest Expense

     Interest expense for the nine months ended September 30, 1996 was $593,000 and consisted of the following: (i) interest of $601,000 based upon an average interest rate of 8.0% on an average borrowings of $10,000,000; (ii) credit facility fees of $47,000, less (iii) capitalized interest of approximately $55,000. Interest expense for the first nine months of 1995 was $657,000.

  Interest Income

     Interest income decreased $532,000 from $1,258,000 for the first nine months of 1995 to $726,000 for the same period in 1996. The decrease was related primarily to decreases in cash balances which were partially offset by higher interest rates.

  Income Taxes

     Income taxes for the nine months ended September 30, 1996 consisted of (i) a refund of prior year alternative minimum tax of ($64,000), (ii) current portion of U.S. federal alternative minimum tax of $157,000, (iii) current foreign taxes of $215,000, (iv) deferred U.S. federal tax expense of $5,069,000 and (v) tax benefits related to common stock issued pursuant to the long term incentive plan of $2,092,000.


RESULTS OF OPERATIONS  --  THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                           THREE MONTHS ENDED SEPTEMBER 30, 1995


  Revenues

     Revenues for the third quarter of 1996 increased $14,329,000 (93%) from $15,490,000 to $29,819,000 compared to the same period in 1995. The increase in revenues was the result of three factors -- (i) a 41% increase in average day rates from $17,712 in 1995 to $24,932 in 1996, (ii) an increase in the number of marketed rigs from 10 in 1995 to 13 in 1996 and (iii) an increase in utilization of marketed rigs from 95% in 1995 to 100% in 1996.

  Costs and Expenses

     Contract drilling expenses for the third quarter of 1996 increased $2,062,000 (16%) from $12,893,000 to $14,955,000 compared to the same period in
1995. This increase is attributed to the increased number of rigs working during the third quarter of 1996 compared to the same period in 1995. As a result, labor expense increased $1,428,000, repairs and maintenance expenses increased by $294,000 and transportation charges increased by $481,000, partially offset by a decrease in employer liability claims in the third quarter of 1996.

     Depreciation and amortization expense for the third quarter of 1996 increased $504,000 (20%) from $2,471,000 to $2,975,000 compared to the same period in 1995. This increase resulted primarily from the addition of a top drive and equipment upgrades on the MARINE 15, MARINE 16 and MARINE 300, upgrades to the MARINE 201 and other capital expenditures.

     General and administrative expenses for the third quarter of 1996 increased $656,000 (55%) from $1,201,000 to $1,857,000 compared to the same period in 1995. The increase in the third quarter of 1996 resulted primarily from an increase in labor costs and an increase in professional services and other administrative expenses.

  Interest Expense

     Interest expense for the third quarter of 1996 was $209,000 and consisted of the following: (i) interest of $199,000 based on an average interest rate of 7.9% on average borrowings of $10,000,000; (ii) credit facility fees of $16,000 less (iii) capitalized interest of approximately $6,000. Interest expense for the third quarter of 1995 was $199,000.

  Interest Income

     Interest income for the third quarter of 1996 decreased $9,000 from $321,000 to $312,000 compared to the same period in 1995. The decrease was related primarily to a decrease in cash balances and partially offset by higher interest rates.

  Income Taxes

     Income taxes for the third quarter of 1996 consisted of (I) current portion of U.S. federal alternative minimum tax of $92,000, (ii) current foreign taxes of $72,000, (iii) deferred U.S. federal tax expense of $3,312,000, and (iv) tax benefits related to common stock issued pursuant to the long term incentive plan of $238,000.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit No.   Description
     -----------   -----------
       10.2        Employment Agreement between Marine Drilling Companies, Inc.
                   and William H. Flores, dated July 18, 1996

       10.3        Severance Agreement between Marine Drilling Companies, Inc.
                   and H. Larry Adkins dated July 18, 1996

       10.4        Severance Agreement between Marine Drilling Companies, Inc.
                   and G. Ted Greak dated July 18, 1996

       10.5        Severance Agreement between Marine Drilling Companies, Inc.
                   and Danny R. Richardson dated July 18, 1996

       15          Letter regarding unaudited interim financial information

       27          Financial Data Schedule
                   (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MARINE DRILLING COMPANIES, INC.
                                  (Registrant)



Date: October 16, 1996            By   /s/ William H. Flores
                                      ----------------------------------------
                                      William H. Flores
                                      Executive Vice President,
                                      Chief Financial Officer and Director
                                      (Principal Financial Officer)



Date: October 16, 1996            By   /s/ Joan R. Smith
                                      ----------------------------------------
                                      Joan R. Smith
                                      Vice President, Controller and Secretary
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS


  EXHIBIT
   NUMBER                       EXHIBITS
  -------                       --------
     10.2         Employment Agreement between Marine Drilling Companies, Inc.
                  and William H. Flores, dated July 18, 1996

     10.3         Severance Agreement between Marine Drilling Companies, Inc.
                  and H. Larry Adkins dated July 18, 1996

     10.4         Severance Agreement between Marine Drilling Companies, Inc.
                  and G. Ted Greak dated July 18, 1996

     10.5         Severance Agreement between Marine Drilling Companies, Inc.
                  and Danny R. Richardson dated July 18, 1996

       15         Letter regarding unaudited interim financial information

       27         Financial Data Schedule