Form 10-K405
period 1996-12-31
MARINE DRILLING COMPANIES INC
filed 1997-03-18
CIK 860521

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 1996 FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (No Fee Required)

         FOR THE TRANSITION PERIOD FROM                  TO                 .
                                        ----------------    ----------------

                        COMMISSION FILE NUMBER:  0-18309

                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                       74-2558926
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                    Identification Number)

ONE SUGAR CREEK CENTER BLVD., SUITE 600, SUGAR LAND, TEXAS      77478-3556
         (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:    (281) 243-3000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No    .
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

               AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY
               NONAFFILIATES ON MARCH 14, 1997  -  $820,984,643.

                  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                         ON MARCH 14, 1997 - 51,346,081.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for Annual Meeting of Shareholders to be held May 8, 1997 -
    Part III

================================================================================

                        MARINE DRILLING COMPANIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                      ----
                                                          PART I

Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


                                                         PART II

Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters  . . . . . . . . . . . . . . . . . .  10
Item 6.     Selected Consolidated Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . .  13
Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
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





                                      (i)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Marine Drilling Companies, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Texas in January 1990. Since 1966, the Company or its predecessors has been engaged in offshore contract drilling of oil and gas wells for independent and major oil and gas companies. The Company owns and operates a fleet of 15 mobile offshore drilling rigs, consisting of five independent leg jack-up units, three of which have a cantilever feature, nine mat supported jack-up units, four of which have a cantilever feature and one second generation semi-submersible unit. The Company's jack-up rigs are currently capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 200 to 300 feet. As of the date hereof, eleven of the Company's rigs are under contract in the U.S. Gulf of Mexico, one rig is under contract off the east coast of India, one is operating offshore Indonesia, one rig is under repair in the U.S. Gulf of Mexico and one rig is being refurbished and upgraded in the Middle East.

         The Company believes that its primary strengths are its: (i) significant presence in the Gulf of Mexico market, (ii) low cost structure,
(iii) long standing reputation for quality service and safety and (iv) conservative capital structure.

         While the Company remains committed to maintaining a strong presence in the Gulf of Mexico, one of the Company's primary objectives is to expand its business into the deep water and international markets. This expansion should allow the Company to diversify the source of its revenues to include a balanced mix of short-term and long-term contracts. Long-term contracts are typically available in most deep water and international jack-up markets. The Company believes that a more diversified revenue base will reduce the impact of industry volatility on the Company. Pursuant to this strategy, the Company purchased the MARINE 305 in 1996, a 300-foot independent leg, slot rig, for a total consideration of $8 million. The Company has commenced a program to refurbish and significantly upgrade the rig's operational capabilities at an expected investment of approximately $31 million. The Company recently signed a one-year contract with a major oil company for this rig to work in Southeast Asia. The contract will begin in the third quarter of 1997 and is expected to generate total revenues of approximately $28,000,000.

         Additionally, in December 1996, the Company acquired the MARINE 500 (formerly known as the CHRIS CHENERY), a second generation semi-submersible rig for $38 million. The MARINE 500 will enable the Company to enter the deep water drilling sector and, in furtherance of its strategy, enhance its ability to obtain longer term contracts. The rig was built in 1975 and is capable of operating in water depths of up to 600 feet. The Company is currently evaluating upgrades to the capabilities of this rig. These upgrades would involve enhancement of the rig to increase its variable deck load and to increase its water depth capability to a range of 3,500 to 5,000 feet. The Company will make a decision as to the upgrades for this rig based upon the timing, availability and pricing of long-term contracts for the rig.

         Beginning in late 1995, the Company experienced a significant increase in its earnings and net cash flow from operations, primarily as a result of improvements in utilization and day rates in the U.S. Gulf of Mexico. Earnings for the year ended December 31, 1996 improved to $20.7 million compared to a net loss of $4.0 million for the comparable period in 1995, while net cash flow from operations improved to $39.3 million compared to $3.7 million for the comparable period in 1995.

MARKET OVERVIEW

         Activity in the offshore contract drilling industry has increased significantly over the last two years. Improved commodity prices combined with improved exploration and production technology have significantly increased demand for offshore drilling services. This increased demand combined with a continuing decline in the number of marketable rigs has led to increasing day rates. As a result, the worldwide market for jack-up rigs has improved recently with most major offshore markets showing increasing demand. The total supply of jack-up rigs has been reduced from a peak of 455 in November 1985, to 378 on March 11, 1997 and, worldwide jack-up utilization as of such date was 88%. The utilization rate of working jack-up rigs in the U.S. Gulf of Mexico as of March 11, 1997 was 90%, as compared with an average rate of 87% for 1996 and 75% for 1995.

         The deep water market for semi-submersible rigs has also experienced improved demand and higher day rates during the past year, due in part to the increasing impact of technological advances that have broadened opportunities for offshore exploration and development. Most semi-submersible markets experienced increased utilization and significantly higher day rates in 1995 and 1996, and customers increasingly are seeking to contract for rigs serving these markets for a stated term (as opposed to contracts for the drilling of a single well or a group of wells). The utilization of semi-submersible rigs worldwide as of March 11, 1997 was 82% (119 rigs working out of a supply of 145 rigs), as compared with an average rate of 79% for 1996 and 70% for 1995.

         The Company's marketed rig utilization and average day rates in the U.S. Gulf of Mexico as of March 11, 1997 were 100% and approximately $33,500, respectively, as compared to an average of 93% and $24,343 for 1996 and 69% and $19,289 for 1995.

         The Company conducts most of its operations through wholly-owned subsidiaries. The principal subsidiaries are Marine Drilling Management Company, which owns 12 rigs, and Marine 300 Series, Inc. (formerly Keyes Holding Corporation), which owns the remaining three rigs.

RECENT DEVELOPMENTS

         In late November 1996 the MARINE 15, a 250' mat supported slot jack-up rig, was damaged as a result of a fire. All personnel on the rig were safely evacuated. The Company believes that only four people sustained injuries, most of which were relatively minor, and that no pollution occurred as a result of the accident or rescue efforts. Initial reviews indicate that repairs to the rig will be substantially covered by insurance and should be completed during April 1997. The Company does not currently believe this accident will have material adverse effect on the Company's results of operations due to the coverage available under the Company's business interruption insurance.

         In January 1997, the Company entered into a one year contract to operate the MARINE 305 in Southeast Asia for a major oil company. This contract is currently expected to generate revenues of approximately $28,000,000 and will commence upon the completion of the rig's upgrade and refurbishment activities in the third quarter of 1997.

         On March 7, 1997, the Company entered into a $100,000,000 credit facility with a group of banks led by Bankers Trust Company ("BTCo") and Christiania Bank og Kreditkasse ("CBK"). The credit facility includes a revolving loan feature available through December 31, 1999, which may thereafter be converted to a four year term loan. In order to consummate the new credit facility, the Company repaid and terminated its existing facility with a U.S. financial institution in February 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition.

BUSINESS STRATEGY

         The key elements of Company's strategy are to:

         o Maintain Significant Presence in Gulf of Mexico. With 12 of its 14 jack-up rigs located in the Gulf of Mexico, Marine is well positioned to benefit from the currently strong Gulf of Mexico market and from any further improvement in that market.

         o Grow Through Acquisitions and Upgrades. The Company is actively seeking attractive opportunities for acquisitions to increase the size and capabilities of its fleet. The Company also has an ongoing program to upgrade and refurbish its fleet in order to enhance its operational capabilities and competitiveness. The acquisition of the MARINE 305 and the MARINE 500 reflect the Company's strategy to purchase and upgrade rigs for redeployment on a long-term contractual basis.

         o Build a Diversified Revenue Base. To complement its position in the Gulf of Mexico, the Company's strategy is to build upon and diversify its revenue base by seeking an appropriate balance of long-term and short-term contracts. The Company intends to pursue this strategy through increased exposure to international markets and entrance into the deep water drilling sector as follows:

                          Diversify Internationally. The Company intends to expand into selected international markets that typically offer longer term contracts. Currently, the Company has chartered the MARINE 201 rig under a one year, renewable contract to operate off the eastern coast of India. In addition, the MARINE 305 is currently located in the Middle East, and upon completion of its upgrade, has a one year contract with extension options in Southeast Asia. The Company intends to continue diversifying internationally through acquisitions.

                          Enter Deep Water Drilling Sector. The Company intends to enter the deep water drilling sector through its acquisition of the MARINE 500, a second generation semi-submersible, and expects to expand in this sector through additional acquisitions of deep water assets. Although the Company has a minimal history of operations in the deep water drilling sector, the Company has recently hired several key employees who have significant experience in this area.

         o Maintain a Low Cost Structure. The Company's low cost structure is an essential element in realizing its goal of maximizing its profit margins and return on assets. The Company's incentive plans are designed to maintain a strong employee and management focus upon this objective.

         o Maintain Reputation for Quality Service and Safety. The Company continually strives to maintain and enhance its reputation for providing quality service. Crew quality is an important factor that customers consider when choosing a rig. The Company is focused on retaining trained and talented employees who are committed to the Company's high standards of quality service and safety.

         o Maintain Conservative Capital Structure. The offshore drilling business is subject to substantial fluctuations in demand, pricing and profitability. The Company believes that it is appropriate to maintain limited levels of debt and significant levels of liquidity to enable it to better withstand industry cyclicality. The Company recently entered into a new agreement with a money center bank for a $100 million credit facility to facilitate future rig acquisitions and upgrades. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financial Condition -- Liquidity and Capital Resources."

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

         A daywork contract generally extends over a period of time covering either the drilling of a single well, a group of wells or a stated term. The customer may terminate the contract if the drilling rig is destroyed or lost, or if drilling operations are suspended for a specified period of time as a result of breakdown of major equipment or other specific events. The duration of drilling contracts is generally determined by market demand and competitive conditions. Historically, domestic drilling contracts have tended to be on a well-by-well basis, while contracts in the deep water and international jack-up markets typically have tended to be on a term basis. The Company's experience during recent years has been consistent with this general rule, with the Company's rigs operating in the Gulf of Mexico generally having been contracted on a well-to-well basis and its rig operating internationally operating under term contracts. As a result of the substantial improvement in the Gulf of Mexico drilling market, however, the Company has recently been able to obtain term contracts on its domestic rigs, although the terms have been of relatively short duration. To the extent available, the Company will continue to focus upon obtaining additional term contracts, both foreign and domestic, in the future.

         The Company obtains most of its contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

         The Company provides drilling services to a customer base which includes independent and major oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During 1996, the Company performed services for approximately 35 different customers. For the year ended December 31, 1996, two customers accounted for approximately 19% and 16% of the Company's annual total consolidated revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, that at current levels of activity, the Company would have alternative customers for its services if it lost any single customer and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis. See Note 10 of audited Consolidated Financial Statements for further information regarding the Company's major customers.

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

         The ongoing requirements of OPA '90 include proof of financial responsibility (to cover at least some costs in a potential spill), and preparation of an oil spill contingency plan. Vessel financial responsibility and contingency plan requirements have been promulgated by the United States Coast Guard. On August 23, 1993, the Minerals Management Service ("MMS") published an advance notice of its intention to adopt a rule under OPA '90 that would require responsible parties for offshore facilities to demonstrate $150,000,000 in financial responsibility, an amount set by the statute. This notice generated significant controversy and opposition throughout the oil and gas industry, and in May of 1995 the U.S. House of Representatives passed a bill that would lower the financial responsibility requirements applicable to offshore facilities to $35 million (the current requirement under the Outer Continental Shelf Lands Act). In November of 1995 the U.S. Senate adopted similar but slightly different legislation that must be reconciled with the House of Representatives bill before either bill can be presented to the President for approval. The President has indicated support for limited changes to the OPA '90 financial responsibility requirements and that changes in the House of Representatives bill may be too extensive. The potential for these legislative efforts to affect OPA '90 financial responsibility requirements applicable to the Company cannot be determined at this time, but the impact of any financial responsibility requirement ultimately imposed by the MMS should be no more burdensome on the Company than on similarly situated or less capitalized drilling contractors operating in U.S. waters.

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

EMPLOYEES

         As of March 14, 1997, the Company had approximately 800 employees. The number of employees varies throughout the year depending on the level of drilling activity. The Company considers relations with its employees to be good. None of the Company's employees is presently represented by labor unions.

         Crew quality is an important factor considered by the customer in selecting a rig. Accordingly, the Company seeks experienced personnel when selecting crews from among the available applicants and the Company maintains a safety and personal training program. Due to the recent increases in demand for drilling services in the U.S. Gulf of Mexico, there is currently a shortage of experienced, qualified personnel. The Company has been forced to raise its wage rates several times in recent months in order to attract qualified personnel. Thus far, however, these increases have not been material.

ITEM 2.  PROPERTIES

LEASED REAL PROPERTY

         The Company's principal executive offices are located in Sugar Land, Texas and occupy approximately 19,000 square feet of leased space. The Company also leases a warehouse, storage and repair facility, including approximately 31 acres of land and 60,000 square feet of buildings, in Rosharon, Texas (near Houston).

DRILLING RIG FLEET

  Jack-up Rigs

         The Company owned 14 jack-up rigs and one semi-submersible rig as of March 11, 1997. Jack-up rigs are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. An offshore jack-up rig consists of a hull, which supports the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a lower hull or mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Nine of the Company's rigs are mat supported rigs and five are of independent leg design. Five of the mat supported rigs and two of the independent leg rigs are of slot type design, which are configured for the drilling operations to take place through a slot in the hull. The Company's other four mat supported rigs and three of the independent leg rigs have a cantilever feature which allows the extension of the drilling equipment over a customer's platform to perform development drilling or workover operations.
The Company's jack-up rigs are capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 200 to 300 feet.

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

         The Company has top drive drilling systems installed on nine of its rigs and plans to install such systems on some of its other rigs. A top drive drilling system allows drilling with 90-foot lengths of drill pipe rather than 30- foot lengths, thus reducing the number of required connections. A top drive drilling system also permits rotation of the drill string while tripping in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency and reduce the risk of the drill string sticking during operations.

         In addition, although the Company does not currently intend to move any of its jack-ups currently operating in the Gulf of Mexico to international markets, with the possible exception of the Bay of Campeche, the Company has five rigs which are suitable for operations in selected international waters and the Company's other rigs could, with certain modifications, work in other international markets. The Company's jack-ups, however, are not suitable for those areas that require hostile environment capabilities, such as the North Sea, or in deep waters in excess of 200 to 300 feet.

  Semi-submersible Rig

         The Company acquired its first semi-submersible rig, the MARINE 500, in December 1996. Semi-submersibles operate in various market areas around the world usually in water depths where jack-up rigs are incapable of working. Semi-submersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is from about 55 to 90 feet below the water line and the upper deck protrudes well above the surface. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position due in part to its wave transparency characteristics at the water line. The MARINE 500 is designed to work in water depths of up to 600 feet and can drill in many areas where the Company's jack-up rigs can also drill. However, semi-submersible rigs normally require water depth of at least 200 feet in order to conduct operations. Semi-submersible rigs are typically more expensive to construct and operate than jack-up rigs.

         The following table describes the Company's drilling rigs as of March 14, 1997:


                                                               YEAR OF
                                                            CONSTRUCTION     RATED      RATED
                                                              OR MAJOR       WATER    DRILLING
   NAME OF RIG            MAKE/DESIGN         TYPE          REFURBISHMENT    DEPTH      DEPTH            LOCATION
   -----------            -----------         ----          -------------    -----    --------           --------
Independent Leg Jack-up Rigs:

MARINE 300 T(a)(b)(c)   F&G*/L780 MOD II   Cantilever            1981         250'     30,000'      U.S. Gulf of Mexico
MARINE 301 T            F&G*/L780 MOD II   Cantilever            1981         300'     25,000'      U.S. Gulf of Mexico
MARINE 303 T(c)         F&G*/L780 MOD II   Cantilever            1982         300'     30,000'      U.S. Gulf of Mexico
MARINE 304 T(c)         MLT**/84S          Slot                  1993 (d)     300'     30,000'      U.S. Gulf of Mexico
MARINE 305 T(c)(e)      Levingston III-S   Slot                  1975         300'     30,000'      Middle East

Mat Supported Jack-up Rigs:

MARINE 3                Bethlehem/262      Slot                  1974         262'     25,000'      U.S. Gulf of Mexico
MARINE 4                Bethlehem/250      Slot                  1975         250'     25,000'      U.S. Gulf of Mexico
MARINE 15 T(f)          Baker Marine/250   Slot                  1996 (g)     250'     25,000'      U.S. Gulf of Mexico
MARINE 16 T             Bethlehem/250      Slot                  1995 (g)     250'     20,000'      U.S. Gulf of Mexico
MARINE 17               Bethlehem/200      Cantilever            1981         200'     20,000'      U.S. Gulf of Mexico
MARINE 18               Bethlehem/250      Cantilever            1982         250'     20,000'      U.S. Gulf of Mexico
MARINE 200              Bethlehem/200      Cantilever            1981         200'     20,000'      U.S. Gulf of Mexico
MARINE 201 T(c)         Bethlehem/200      Cantilever            1995 (g)     200'     20,000'      India
MARINE 225              Bethlehem/225      Slot                  1993 (h)     225'     20,000'      U.S. Gulf of Mexico

Semi-Submersible Rig:

MARINE 500 T, SP(c)     Offshore Co.       Semi-Submersible      1975         600'     30,000'      Southeast Asia

(a) Can be modified to provide for 300-foot water depth capacity
(b) Designed to operate in environmentally sensitive areas such as Mobile Bay
(c) Configured for international operations
(d) Year of construction -- 1976
(e) Currently being upgraded with cantilever and top drive drilling systems
(f) Currently being repaired for fire damage
(g) Year of construction -- 1981
(h) Year of construction -- 1969
 T  Equipped with top drive drilling system.
 *  Friede & Goldman.
**  Marathon LeTourneau

                                   [GRAPHIC]

     Independent Leg Jack-up Rig -- This type of rig consists of a floating hull with three independent elevated legs. After being towed to the drilling location, the legs are lowered until they penetrate the seabed and the hull is jacked to the desired elevation above sea level. The rig depicted in the diagram has a cantilever feature that permits the rig to operate over an existing, fixed platform or other structure.


                                   [GRAPHIC]


     Mat Supported Jack-up Rig -- This type of rig consists of a floating upper hull with three legs which are attached to a lower hull commonly referred to as a mat. After being towed to the drilling location, the legs are lowered until the mat contacts the seabed and the upper hull is jacked to the desired elevation above sea level. One advantage of mat supported rigs is the ability to operate in areas having soft seabed conditions where independent leg rigs are prone to have excessive penetration and subject to leg damage. The rig depicted is cantilevered.


                                   [GRAPHIC]

     Semi-submersible Rig -- This type of rig consists of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is from about 55 to 90 feet below the water line and the upper deck protrudes well above the surface. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position due in part to its wave transparency characteristics at the water line.

ITEM 3.  LEGAL PROCEEDINGS

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


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock") trades on the Nasdaq Stock Market under the symbol "MDCO." The following table sets forth the range of high and low sale prices per share of the Common Stock as reported by the Nasdaq Stock Market for the periods indicated.


                                                        HIGH      LOW
                                                     --------- ---------
1996
First Quarter . . . . . . . . . . . . . . . . . .    $ 8 3/4    $ 4 7/8
Second Quarter  . . . . . . . . . . . . . . . . .     10 11/16    7 7/8
Third Quarter . . . . . . . . . . . . . . . . . .     10 7/8      8 3/8
Fourth Quarter  . . . . . . . . . . . . . . . . .     20 3/4      9 1/8

1995
First Quarter . . . . . . . . . . . . . . . . . .      3 1/4      2 1/2
Second Quarter  . . . . . . . . . . . . . . . . .      4 1/2      3 3/8
Third Quarter . . . . . . . . . . . . . . . . . .      4 7/8      3 3/8
Fourth Quarter  . . . . . . . . . . . . . . . . .      5 1/8      3 1/2

         The last sale price of the Common Stock as reported by the Nasdaq Stock Market on March 14, 1997 was $16.1875 per share and there were approximately 500 holders of record.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended December 31, 1996 are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

                                                     AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                                1996        1995        1994      1993(1)     1992(1)
                                             ---------   ---------   ---------   ---------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Drilling revenues                         $ 110,329   $  63,067   $  70,597   $  82,998   $ 31,621
   Drilling expenses                            59,770      55,091      50,575      45,330     29,189
   Depreciation and amortization                11,576       9,377       7,733       5,312     12,315
   General and administrative                    7,498       5,460       4,376       8,999      6,903
   Rig writedown                                     -           -           -           -     68,320  (2)
   Operating income (loss)                      31,485      (6,861)      7,913      23,357    (85,106)
   Interest income (expense), net                  366         639       1,280         (62)    (9,628)
   Income (loss) before income taxes
    and extraordinary item                      32,256      (6,102)      9,123      23,301    (91,327)
   Income tax expense (benefit)                 11,586      (2,080)      3,193       8,278         40
   Gains on early extinguishments
    of debt                                          -           -           -           -    104,523  (3)
   Net income (loss)                         $  20,670   $  (4,022)  $   5,930   $  15,023   $ 13,156
   Weighted average common shares
    outstanding (4)                             44,918      43,812      43,819      40,936      5,823

PER SHARE DATA:
   Income (loss) per common share before
    extraordinary item (5)                   $    0.46   $   (0.09)  $    0.14   $    0.37   $ (16.84)
   Extraordinary gains per common share (3)          -           -           -           -      17.95
   Net income (loss) per common share (5)    $    0.46   $   (0.09)  $    0.14   $    0.37   $   1.11

BALANCE SHEET DATA:
   Cash and cash equivalents                 $  69,761   $  12,260   $  18,872   $  21,969   $  9,173
   Restricted cash                               2,200           -           -           -          -
   Short-term investments                        9,990           -      18,137           -          -
   Working capital (deficit)                    96,671      23,316      48,529      32,089       (846) (6)
   Total assets                                254,947     134,545     143,215     124,171     92,228
   Long-term debt, non-current                   9,000       9,000      15,000           -      5,123  (6)
   Deferred income taxes                        13,729       6,144       8,365       5,376          -
   Shareholders' equity                        221,733     107,572     112,731     106,417     60,695

                                                   (see notes on following page)

(1) During 1992 and the first quarter of 1993, the Company completed a series of related transactions that constituted a restructuring and recapitalization of the Company (the "Recapitalization"). Primarily as a result of the Recapitalization, between January 1, 1992 and early 1993, the Company eliminated preferred stock obligations of approximately $64,000,000 and indebtedness of $148,000,000. As a part of the Recapitalization, the Company adopted quasi-reorganization accounting procedures that allowed the Company to eliminate its accumulated deficit against paid-in capital and to revalue its assets and liabilities to estimated fair values.

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

(4) Income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Net income per common share for the years ended December 31, 1996, 1995, 1994 and 1993 do not include the effect of outstanding stock options as the potential dilution from their exercise is less than three percent.

(5) For the year ended December 31, 1992, net income per common share includes $1.15 per share of common stock attributable to dividends on and discount accretion of preferred stock. On October 29, 1992, the Company's preferred stock was converted into 19,369,893 shares of common stock.

(6) The working capital deficit as of December 31, 1992 included $16,157,000 representing the current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Form 10-K, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward looking statements include
(i) a prolonged reduction in oil and gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico or for slot jack-up rigs; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries;
(vi) the failure of the Company to succeed in its recent entry into the deep water drilling market; (vii) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (viii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (ix) the risks of delay and cost overruns attendant to large construction projects such as the upgrade and refurbishment of certain of the Company's rigs, including shortages of material or skilled labor, engineering problems, latent defects or damage to current equipment, work stoppages, weather interference and inability to obtain requisite permits or approvals; (x) the return of market and other conditions similar to those in which the Company incurred net losses before extraordinary items for each of the years ended December 31, 1991, 1992 and 1995; (xi) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xii) the risk that labor shortages could result in material wage increases; (xiii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiv) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location;
(xv) adverse litigation results; and (xvi) an adverse outcome with respect to the Company's treatment of its net operating losses generated prior to 1993.

INTRODUCTION

         The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

         Demand for offshore drilling services is primarily driven by the economics of oil and gas exploration, development and production, which, in turn, are closely linked to current and projected oil and gas prices. Since the mid-1980's, oil and gas prices have been volatile and generally lower than prices experienced during the early 1980's, resulting in volatile and generally reduced demand for offshore drilling services. In addition, during the early 1980's, the industry built a substantial number of new offshore drilling rigs. Since 1993, the worldwide jack-up market has shown general improvement compared to the 1986-1992 period. This improvement can be generally attributed to improved jack-up rig demand and a continuing reduction in jack-up rig supply. Although this period can be characterized as showing general improvement, certain significant jack-up markets have experienced short periods of reduced rig demand and/or excess rig supply. During those periods of low rig utilization, day rates were adversely impacted and drilling contractors competing in those markets suffered poorer financial results until rig demand improved or rigs left those markets for other markets.

DRILLING MARKETS AND UTILIZATION

  General

         Most of the world's significant jack-up drilling markets have recently experienced improved rig utilization and day rates. According to Offshore Data Services, as of March 11, 1997, worldwide jack-up utilization was 88% (332 rigs working out of a supply of 378 rigs) compared to 86% average utilization (327 rigs working out of a supply of 382 rigs) experienced during 1996.

         Prior to 1996, the Company derived substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and the Bay of Campeche (Mexico). Five of the Company's rigs, the MARINE 201, MARINE 300, MARINE 304, MARINE 305 and MARINE 500, are configured to work in international markets outside the Gulf of Mexico. In August 1995, the Company deployed the MARINE 201 to offshore India where it is working under a one year contract with extension options. The Company also recently obtained contracts for its newly acquired rigs, the MARINE 305 and MARINE 500, to operate in Southeast Asia. In addition, the Company has recently fabricated quarters for the MARINE 303 in order to facilitate that rig's use in certain international markets. These upgrades could be added to the rig in a relatively short time frame to allow that rig to obtain an international contract. The Company's other rigs could, if applicable modifications were made and certifications obtained, operate in certain areas outside of the Gulf of Mexico. The Company's rigs are not, however, suitable for areas, such as the North Sea, that require enhanced environmental operating capabilities.

         Due to the highly cyclical nature of the offshore drilling business, the Company seeks longer term contracts for the employment of its rigs, both domestically for deepwater assets and internationally for jack-ups. Such contracts help mitigate the volatility of the Company's results. Historically, most longer term contracts for jack-ups have been available primarily in international markets. Domestically, the Company has obtained ten intermediate term contracts for its U.S. Gulf of Mexico jack-up rigs with terms ranging from three months to one year. Most of these contracts include repricing mechanisms allowing the Company to periodically adjust day rates during the terms of the contracts. The Company also has one rig in India (the MARINE 201) which began operating in November 1995 under a one year contract with eight three-month extension options. The Company's customer has recently elected to exercise the first four options which will keep the rig employed in India at least through November 1997. The Company recently obtained short-term contracts for the MARINE 500 and a one year contract for the MARINE
305. Both of these contracts are in Southeast Asia. The MARINE 500 is currently working and the MARINE 305 will commence operations at the conclusion of its upgrade and refurbishment in the third quarter of 1997.

  U.S. Gulf of Mexico

         The drilling market in the U.S. Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Day rates can and have fluctuated significantly on relatively small changes in the rig supply and demand situation in this market.
Throughout the period from late 1992 through 1994, jack-up rig operations in the U.S. Gulf of Mexico were characterized by improving rig demand. In late 1994 and early 1995, however, the combination of reduced jack-up demand and increased rig supply had a depressing effect on U.S. Gulf of Mexico operations. During this period of reduced utilization, day rate levels fell and contractors experienced reduced levels of earnings.

         Since mid-1995, a combination of improved jack-up rig demand and rig mobilizations to other markets has resulted in improved jack-up utilization and day rates. Improved utilization of jack-up rigs in the U.S. Gulf of Mexico during the third and fourth quarters of 1995 continued into and throughout 1996. Utilization of jack-up rigs in this market as of March 11, 1997 was 90% (120 rigs working out of a supply of 134 rigs) as compared with an average of 87% (118 rigs working out of a supply of 136 rigs) for 1996. With 12 of its 15 rigs located in the U.S. Gulf of Mexico, the Company is well positioned to benefit from the improved rig demand in this market.

  Bay of Campeche

         During most of 1993 and early 1994, demand for jack-up rigs was strong in the Bay of Campeche, offshore Mexico in the southern Gulf of Mexico. The Bay of Campeche drilling market, however, generally deteriorated in late 1994 and early 1995. The Company contracted two of its rigs (the MARINE 301 and the MARINE 303) into this market in late 1992 and another (the MARINE 300) in mid-1993. The first two rigs completed their contracts in late 1993 and early 1994, respectively, and subsequently returned to the U.S. Gulf of Mexico. The third rig completed its contract and returned to the U.S. Gulf of Mexico in May 1995. The Company is continuing to actively market its fleet in this area. Demand for rigs in the Bay of Campeche dropped from a high of 23 rigs in 1993 to 7 rigs in 1995 and has increased to an average of 8 rigs for 1996. Jack-up utilization in the Bay of Campeche at the end of 1996 was approximately 80% (8 jack-ups working out of a supply of 10 rigs) compared to 100% (8 jack-ups working out of a supply of 8 rigs) as of March 11, 1997.

  India

         In August 1995, the Company entered into a one-year term contract for the MARINE 201 to operate off the east coast of India. That rig commenced operations under this contract in mid-November 1995. Under the contract, the customer has options to extend the contract for up to eight three-month periods, four of which have been exercised ensuring this rig's employment through November 1997. Annual demand for jack-ups in India has generally averaged between 20 to 26 rigs during the past few years. During this time, jack-up utilization has been stable in the range of 89% to 93%. The government of India recently approved investment in the oil and gas sector by non-Indian energy companies. As a result of these actions, jack-up rig demand has recently increased, and most industry analysts expect that demand could increase further in the near term.

  Southeast Asia

         In January 1997, the Company entered into a one-year contract with a major oil company for the MARINE 305 to begin work in Southeast Asia. The contract will begin in the third quarter of 1997 and is expected to generate total revenues of approximately $28,000,000. In December 1996, the Company acquired the MARINE 500, a second generation semi-submersible rig. The rig began operating in late February and is currently drilling offshore Indonesia on a short-term contract. The Company intends to continue to search for a long-term contract in this market. There are currently 23 jack-ups and 12 semi-submersibles in this market as of March 11, 1997 with working utilization at 65% for jack-ups and 83% for semi-submersibles. The contracted utilization rates are currently 97% for jack-ups and 100% for semi-submersibles, primarily due to rigs in the shipyard which have not yet started working under their respective contracts. Thus, utilization in this market is currently strong.

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


                                                      YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------
                                        1996        1995       1994        1993       1992
                                        ----        ----       ----        ----       ----
INDUSTRY(1):

U.S. Gulf of Mexico:
   Total jack-up rigs . . . . . .       135.9       140.1      135.8       116.5      120.9
   Working jack-up rigs . . . . .       118.5       104.6      102.9        90.5       58.8
   Utilization  . . . . . . . . .         87%         75%        76%         78%        49%

All other markets:
   Total jack-up rigs . . . . . .       246.0       246.7      255.5       276.6      277.1
   Working jack-up rigs . . . . .       208.5       197.5      192.5       216.9      216.8
   Utilization  . . . . . . . . .         85%         80%        75%         78%        78%

COMPANY(2):

   Total jack-up rigs . . . . . .        13.5        13.0       12.1        11.1       15.3
   Working jack-up rigs . . . . .        12.6         8.9        9.8         9.9        6.3
   Utilization  . . . . . . . . .         93%         69%        81%         89%        41%
   Non-marketed rigs  . . . . . .          .9         3.0         .8          .9        6.7
   Utilization of marketed rigs .         99%         89%        87%         97%        73%

   Average day rates(3) . . . . .     $24,343     $19,289    $19,686     $23,019    $13,816

------------

(1)      Average of weekly data published by Offshore Data Services.

(2) The numbers included in the table represent the average number of rigs operated by the Company or the periods indicated.

(3) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract during that period.

RESULTS OF OPERATIONS -- 1996 COMPARED WITH 1995

  General

         During 1996, the number of utilized jack-up rigs increased as well as day rates due primarily to the greater demand for drilling rigs and increased level of drilling activity in the U.S. Gulf of Mexico arising from improved natural gas and oil prices.

  Revenues

         The Company's 1996 drilling revenues of $110,329,000 which represented an increase of $47,262,000 or 75% compared to 1995 drilling revenues of $63,067,000. The increase in revenues was the result of three factors: (i) a 26% increase in average day rates from $19,289 in 1995 to $24,343 in 1996, (ii) an increase in the number of marketed rigs from 10 in 1995 to 13 in 1996 and
(iii) an increase in utilization of marketed rigs from 89% in 1995 to 99% in 1996.

  Costs and Expenses

         Contract drilling expenses of $59,770,000 in 1996 represented an increase of $4,679,000 or 8% compared to contract drilling expenses of $55,091,000 in 1995. The increase was primarily the result of an increase in the number of working rigs from 9 in 1995 to 12 in 1996. Labor expense increased by $4,780,000 (18%) and was partially offset by decreases in other operating costs and decreases in employer's liability claims.

         Depreciation and amortization expense increased $2,199,000 or 23% from $9,377,000 in 1995 to $11,576,000 in 1996. The increase resulted primarily from the addition of top drives and equipment upgrades on the MARINE 15, MARINE 16 and MARINE 300, upgrades to the MARINE 201, purchases of drill string and other capital expenditures.

         General and administrative expenses in 1996 increased $2,038,000 or 37% from $5,460,000 in 1995 to $7,498,000 compared to 1996. The increase was attributed to an increase in labor due to additional personnel, an increase in professional services and other administrative expenses.

  Interest Expense

         Interest expense in 1996 was $895,000 and consisted of the following:
(i) interest of $898,000 based on an average interest rate of 7.98% on an average borrowed balance of approximately $11,254,000, (ii) credit facility fees of $58,000, net of (iii) capitalized interest of approximately $61,000. The Company had interest expense of $855,000 during 1995.

  Interest Income

         Interest income decreased $233,000 or 16% from $1,494,000 in 1995 to $1,261,000 in 1996. The decrease was related primarily to decreased cash balances and slightly lower interest rates during 1996.


  Income Taxes

         Income tax expense of $11,586,000 for the year ended December 31, 1996 consisted of (i) current U.S. federal alternative minimum tax of $343,000,
(ii) current foreign taxes of $296,000, (iii) the effect of tax benefits related to common stock issued pursuant to the Marine Drilling 1992 Long Term Incentive Plan ($2,528,000), (iv) the realization of pre-quasi-reorganization net operating loss carryforwards of $834,000 and (v) deferred U.S. federal income taxes of $7,585,000.

RESULTS OF OPERATIONS -- 1995 COMPARED WITH 1994

  General

         During 1995, the number of utilized jack-up rigs decreased as well as day rates due primarily from a general decline in U.S. Gulf of Mexico jack-up rig demand during the first five months of the year and reduced levels of drilling activity in Mexico's Bay of Campeche.

  Revenues

         During 1995, the Company generated drilling revenues of $63,067,000 which represented a decrease of $7,530,000 or 11% compared to 1994 drilling revenues of $70,597,000. The change in revenues reflected the net effect of the following factors: (i) a decrease in the number of marketed rigs from 11 during 1994 to 10 rigs during 1995 due to softer business conditions as previously discussed; (ii) an increase in utilization of marketed rigs from 87% during the 1994 period to 89% during 1995; and (iii) a 2% decrease in average day rates from $19,686 during the 1994 period to $19,289 in 1995. The decrease in average day rates and number of marketed rigs resulted primarily from the factors discussed above.

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

         General and administrative expenses in 1995 increased $1,084,000 or 25% from $4,376,000 in 1994 to $5,460,000 in 1995. The increase was primarily related to an increase in benefit-related expenses of $480,000 due to credits received in 1994 which were not received in 1995, an increase of $301,000 related to increased marketing activities and other general increased expenses.

  Interest Expense

         Interest expense in 1995 was $855,000 and consisted of the following:
(i) interest of $920,000 based on an average interest rate of 8.5% on an average borrowed balance of approximately $10,800,000, (ii) credit facility fees of $61,000, net of (iii) capitalized interest of approximately $126,000. The Company had interest expense of $70,000 during 1994.

  Interest Income

         Interest income increased $144,000 or 11% from $1,350,000 in 1994 to $1,494,000 in 1995. The increase was related primarily to increased cash balances during 1995, as well as improved interest rates on invested balances during 1995.

  Income Taxes

         Income tax benefits of $2,080,000 for the year ended December 31, 1995 consisted of current state and federal income taxes of $56,000, tax benefits related to common stock issued pursuant to the Marine Drilling 1992 Long Term Incentive Plan of $85,000 and deferred federal income taxes of $2,221,000.

THE RECAPITALIZATION

         During 1992 and the first quarter of 1993, the Company completed a series of related transactions that constituted a restructuring and recapitalization of the Company (the "Recapitalization"). Primarily as a result of the Recapitalization, between January 1, 1992 and early 1993, the Company eliminated preferred stock obligations of approximately $64,000,000 and indebtedness of approximately $148,000,000. As a part of the Recapitalization, the Company adopted quasi-reorganization accounting procedures which allowed the Company to eliminate its accumulated deficit against paid-in capital and to revalue its assets and liabilities to estimated fair values. The Company's rig fleet was also reduced from 21 rigs to 11 rigs.

         The Company has taken the position that the Recapitalization did not cause an ownership change under Section 382 of the Code based on the applicability of Section 382(l)(3)(C) and Regulation Section 1.382-2T(h)(4)(i)(B). Since neither the Internal Revenue Service nor the Department of Treasury has established any rules or guidance on Section 382(l)(3)(C), there can be no assurance that an ownership change will not be deemed to have occurred. If an ownership change were deemed to have occurred, the utilization of the Company's net operating losses and investment tax credit carryforwards, would be substantially limited.

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

         In late 1995 and early 1996, certain venture capital firms holding significant percentages of the Company's common stock sold or distributed their positions. These transactions triggered an ownership change pursuant to
Section 382 in March 1996. As a result of this ownership change, the Company's use of its net operating loss, investment tax credit and general business credit carryforwards subsequent to that date will be limited to approximately $26,600,000 annually.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

  Liquidity and Capital Resources

         The Company had working capital at December 31, 1996 of $96,671,000 as compared to working capital of $23,316,000 at December 31, 1995. Net cash provided by operating activities was $39,280,000 for 1996 compared to $3,679,000 for 1995, an increase of $35,601,000 or 968%. Cash used in investing activities was $60,734,000 for 1996 resulting primarily from capital expenditures of $51,654,000 compared to cash used in investing activities of $2,819,000 for 1995. Capital expenditures for 1996 consisted of (i) drill pipe purchases, (ii) the addition of a top drive drilling system and other upgrades to the MARINE 15, (iii) the installation of a top drive drilling system and the fabrication of additional leg sections for the MARINE 300, (iv) the fabrication of international quarters for the MARINE 303, (v) the acquisition of the MARINE 305 and (vi) the acquisition of the MARINE 500. Net cash provided by financing activities was $78,955,000 consisting primarily of the proceeds from the exercise of common stock options and the proceeds from the sale of 5,584,700 common shares at a net price of $14.25.

  Other Activities

         On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The action reflected the Company's view that its shareholders would benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such times and in such amounts as the Company deems appropriate. The Company currently intends to fund such repurchases from working capital. During 1995, the Company purchased 735,633 shares of its Common Stock at an average price of $3.61 per share (aggregate value $2,659,000) pursuant to the repurchase program. A portion of these shares (201,423 shares) were subsequently reissued (i) to fund the Company's contributions to its 401(k) plan, (ii) in connection with stock option exercises pursuant to its employees long term incentive plan and (iii) to remunerate certain non-employee directors pursuant to the Company's directors compensation plan. During 1996, no shares were repurchased by the Company; however, 534,210 shares were reissued to fund the Company's contributions to its 401(k) plan and in connection with stock option exercises pursuant to the employee long term incentive plan. The Company's Board of Directors recently reaffirmed the Company's authorization to repurchase up to 4,000,000 shares.

         In March 1997, the Company entered into a new credit agreement, the "New Loan Agreement," with Bankers Trust Company ("BTCo"), Christiania Bank og Kreditkasse ("CBK"), and certain other banks providing financing up to $100,000,000 to be used for rig acquisitions and upgrades. This agreement includes a revolving credit facility available through December 31, 1999 which can be converted into a four-year term loan. Interest and facility fees are generally payable quarterly during the terms of both facilities. Principal during the term loan facility is payable quarterly in equal installments beginning March 31, 2000. Interest accrues at (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The agreement is secured by all of the Company's current rig fleet as well as certain other collateral assignments. The Company has no borrowings outstanding under this agreement at March 11,1997. In connection with the consummation of the New Loan Agreement, the Company repaid and terminated its prior $35,000,000 credit facility with a U.S. financial institution.

  Outlook

         The Company expects to spend approximately $39,000,000 in 1997 for capital expenditures, consisting primarily of expenditures of $29,500,000 to upgrade and refurbish the MARINE 305.

         The Company will continue to pursue direct or indirect acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the New Loan Agreement or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their capability to obtain longer term contracts including, among other things, water depth upgrades to the MARINE 500. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program, is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made, and other factors. It is expected, however, that such programs will involve adding top drive drilling systems, converting power systems, increasing water-depth capabilities, adding a cantilever feature or making other modifications to selected rigs.

         With regard to fleet expansion, the Company believes that segments of the offshore drilling market are continuing to undergo consolidation and such consolidation may present acquisition opportunities. While the Company continues to explore acquisition opportunities, including opportunities in the deep water drilling sector, the Company currently has no agreement with respect to any acquisitions, and there can be no assurance as to the timing of any such acquisitions or that any acquisitions will be made.

         The Company believes that its available funds, together with cash generated from operations and amounts that may be borrowed under the New Loan Agreement will be sufficient to fund its required capital expenditures, working capital and debt service requirements for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, particularly the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


         We have audited the consolidated financial statements of Marine Drilling Companies, Inc. and subsidiaries as listed in Item 14 on page 40. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        KPMG PEAT MARWICK LLP


Houston, Texas
January 24, 1997

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      DECEMBER 31,
                                                                           ---------------------------------
                                                                             1996                     1995
                                                                           --------                 --------
                                  ASSETS
Current Assets:

    Cash and cash equivalents                                               $69,761                  $12,260

    Restricted cash                                                           2,200                       --

    Short-term investments                                                    9,990                       --

    Accounts receivable - trade and other, net                               21,378                   18,078

    Inventory                                                                   897                    1,272

    Prepaid expenses and other                                                1,461                    1,380
                                                                           --------                 --------

        Total current assets                                                105,687                   32,990

Property and Equipment                                                      182,200                  123,442

    Less accumulated depreciation                                            33,463                   22,090
                                                                           --------                 --------

        Property and equipment, net                                         148,737                  101,352

Other                                                                           523                      203
                                                                           --------                 --------
                                                                           $254,947                 $134,545
                                                                           ========                 ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Current portion of long-term debt                                      $  1,000                 $  1,000

    Accounts payable                                                          3,249                    5,721

    Accrued expenses                                                          4,284                    1,927

    Employer's liability claims, current                                        483                    1,026
                                                                           --------                 --------
        Total current liabilities                                             9,016                    9,674

Long-term Debt                                                                9,000                    9,000

Employer's Liability Claims, non-current                                      1,469                    2,155

Deferred Income Taxes                                                        13,729                    6,144

Shareholders' Equity:

    Common stock, par value $.01. Authorized
        200,000,000 shares; issued and outstanding
        51,262,519 shares as of December 31, 1996; issued
        44,169,643 and outstanding 43,635,433 shares as of
        December 31, 1995                                                       513                      442

    Common stock restricted                                                    (628)                    (505)

    Treasury stock, at cost (534,210 shares in 1995)                             --                   (2,016)

    Additional paid-in capital                                              184,992                   92,720

    Retained earnings from January 1, 1993                                   36,856                   16,931
                                                                           --------                 --------

        Total shareholders' equity                                          221,733                  107,572
                                                                           --------                 --------

    Commitments and contingencies                                                --                       --
                                                                           --------                 --------
                                                                           $254,947                 $134,545
                                                                           ========                 ========



                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------------------
                                                 1996            1995            1994
                                             ------------    ------------    ------------
Revenues                                     $    110,329    $     63,067    $     70,597

Costs and Expenses:
    Contract drilling                              59,770          55,091          50,575
    Depreciation and amortization                  11,576           9,377           7,733
    General and administrative                      7,498           5,460           4,376
                                             ------------    ------------    ------------
                                                   78,844          69,928          62,684
                                             ------------    ------------    ------------
    Operating income (loss)                        31,485          (6,861)          7,913
                                             ------------    ------------    ------------
Other Income (Expense):
    Interest expense                                 (895)           (855)            (70)
    Interest income                                 1,261           1,494           1,350
    Other income (expense)                            405             120             (70)
                                             ------------    ------------    ------------
                                                      771             759           1,210
                                             ------------    ------------    ------------

Income (loss) before income taxes                  32,256          (6,102)          9,123

Income tax expense (benefit)                       11,586          (2,080)          3,193
                                             ------------    ------------    ------------

Net income (loss)                            $     20,670    $     (4,022)   $      5,930
                                             ============    ============    ============

Net income (loss) per common share           $       0.46    $      (0.09)   $       0.14
                                             ============    ============    ============

Weighted average common shares outstanding     44,918,264      43,812,161      43,819,049
                                             ============    ============    ============



                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   COMMON STOCK
                               ---------------------------------------------------
                                        ISSUED                  IN  TREASURY           ADDITIONAL
                               ------------------------   ------------------------     PAID-IN         RESTRICTED        RETAINED
                                SHARES         AMOUNT        SHARES       AMOUNT       CAPITAL           STOCK           EARNINGS
                               ----------    ----------   ----------    ----------    ------------    ------------    ------------
Balances at December 31,
   1993                        43,682,668    $      437         --      $     --      $     91,801    $       (844)   $     15,023
   Net income                        --            --           --            --              --              --             5,930
   Issuance of restricted
       common stock                83,000             1         --            --               414            (415)           --
   Accrual of compensation
       expense                       --            --           --            --              --               318            --
   Forfeitures of restricted
       common stock               (31,250)         --           --            --              (137)            137            --
   Common stock options
       exercised                   10,000          --           --            --                13            --              --
   Issuance of common stock
       for 401(k) plan            173,348             1         --            --               815            --              --
   Tax benefits related to
       common stock issued
       pursuant to long
       term incentive plan           --            --           --            --                50            --              --
   Other                             --            --           --            --              (813)           --              --
                               ----------    ----------   ----------    ----------    ------------    ------------    ------------
Balances at December 31,
    1994                       43,917,766           439         --            --            92,143            (804)         20,953
   Net loss                          --            --           --            --              --              --            (4,022)
   Purchases of stock                --            --        735,633        (2,659)           --              --              --
   Issuance of restricted
       common stock                53,500             1         --            --               147            (148)           --
   Accrual of compensation
       expense                       --            --           --            --              --               333            --
   Forfeitures of restricted
       common stock               (20,000)         --           --            --              (114)            114            --
   Common stock options
       exercised                  130,000             1      (20,000)           61             125            --              --
   Issuance of common stock
       for 401(k) plan             88,377             1     (166,528)          531             325            --              --
   Tax benefits related to
       common stock issued
       pursuant to long
       term incentive plan           --            --           --            --                85            --              --
   Issuance of stock for
       Non-Employee
       Directors' Plan               --            --        (14,895)           51               9            --              --
                               ----------    ----------   ----------    ----------    ------------    ------------    ------------
Balances at December 31,
    1995                       44,169,643           442      534,210        (2,016)         92,720            (505)         16,931
   Net income                        --            --           --            --              --              --            20,670
   Issuance of stock for
       stock offering           5,584,700            56         --            --            79,109            --              --
   Issuance of stock for
       MARINE 305                 882,352             9         --            --             7,491            --              --
   Issuance of restricted
       common stock                80,833             1         --            --               560            (561)           --
   Accrual of compensation
       expense                       --            --           --            --              --               438            --
   Common stock options
       exercised                  477,650             4     (484,120)        1,824             907            --              (745)
   Issuance of common stock
       for 401(k) plan             62,891             1      (50,090)          192             789            --              --
   Pre-quasi-reorganization
       net operating loss
       carryforwards                 --            --           --            --               834            --              --
   Tax benefits related to
       common stock issued
       pursuant to long
       term incentive plan           --            --           --            --             2,528            --              --
   Issuance of stock for
       Non-Employee
       Directors' Plan              4,450          --           --            --                54            --              --
                               ----------    ----------   ----------    ----------    ------------    ------------    ------------
Balances at December 31,
    1996                       51,262,519    $      513         --      $     --      $    184,992    $       (628)   $     36,856
                               ==========    ==========   ==========    ==========    ============    ============    ============


                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1996        1995        1994
                                                            --------    --------    --------
Cash Flows From Operating Activities:
  Net income (loss)                                         $ 20,670    $ (4,022)   $  5,930
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Deferred income taxes                                     7,585      (2,221)      2,989
     Pre-quasi-reorganization net operating loss
         carryforwards                                           834        --          --
     Tax benefits related to common stock issued pursuant
         to long-term incentive plan                           2,528          85          50
     Depreciation and amortization                            11,576       9,377       7,733
     Gain on disposition of equipment                           (410)       (153)       (453)
     Accrual of compensation expense, net                        438         333         318
     Issuance of common stock to the employee
         retirement plan and the Non-Employee Directors'
         Plan                                                  1,036         917         816
     Amortization of interest income                            (261)       (148)       (273)
     (Increase) decrease in receivables                       (3,300)     (2,725)      4,003
     (Increase) decrease in prepaid expenses, other and
         inventory                                               294      (1,516)       (191)
     Increase (decrease) in payables, accrued
         expenses and employer's liability claims             (1,344)      3,710      (5,259)
     Other                                                      (366)         42      (1,078)
                                                            --------    --------    --------
         Net cash provided by operating activities            39,280       3,679      14,585
                                                            --------    --------    --------
Cash Flows From Investing Activities:
  Purchase of short-term investments                          (9,729)    (10,465)    (29,264)
  Maturity of short-term investments                            --        28,750      11,400
  Purchase of equipment                                      (51,654)    (21,418)    (15,385)
  Proceeds from disposition of equipment                         649         314         554
                                                            --------    --------    --------
         Net cash used in investing activities               (60,734)     (2,819)    (32,695)
                                                            --------    --------    --------
Cash Flows From Financing Activities:
  Proceeds from long-term debt                                21,500        --        15,000
  Proceeds from sale of common stock                          79,582        --          --
  Proceeds from exercise of stock options                      1,990         187          13
  Issuance cost of sale of common stock                         (417)       --          --
  Payments of debt                                           (21,500)     (5,000)       --
  Purchase of treasury stock                                    --        (2,659)       --
  Increase in restricted cash                                 (2,200)       --          --
                                                            --------    --------    --------
         Net cash provided by (used in) financing
            activities                                        78,955      (7,472)     15,013
                                                            --------    --------    --------
         Net increase (decrease) in cash and cash
            equivalents                                       57,501      (6,612)     (3,097)
Cash and cash equivalents at beginning of period              12,260      18,872      21,969
                                                            --------    --------    --------
Cash and cash equivalents at end of period                  $ 69,761    $ 12,260    $ 18,872
                                                            ========    ========    ========

                                                                    [Continued]



                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                               1996     1995      1994
                                                              ------   ------    ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                               $  956   $  981    $   70
  Income taxes paid                                           $  640   $   55    $  441

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Issuance of 882,352 shares for MARINE 305 rig acquisition   $7,500   $  --     $  --
  Issuance of 80,833, 53,500 and 83,000 shares in 1996,
     1995 and 1994 respectively, of restricted common
     stock                                                    $  561   $  148    $  415
  Forfeitures of 20,000 and 31,250 shares in 1995 and 1994,
     respectively, of restricted common stock                 $  --    $ (114)   $ (137)





                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

         Basis of Presentation and Principles of Consolidation -- References herein to the "Company" refer to Marine Drilling Companies, Inc. ("Parent") and its wholly-owned subsidiaries, Marine Drilling Management Company ("MDMC"), Marine 300 Series, Inc. ("M300SI") formerly known as Keyes Holding Corporation and Marine Drilling International, Inc., unless the context otherwise requires a reference only to the Parent. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

         Description of Business -- The Company is engaged in the offshore contract drilling of oil and gas wells, primarily in the U.S. Gulf of Mexico, for independent and major oil and gas companies. The Company owns and operates one second generation semi-submersible, capable of operating in water depths of up to 600 feet, as well as a fleet of fourteen mobile offshore jack-up drilling rigs having water depth capabilities of 200' to 300', consisting of five independent leg units, three of which have a cantilever feature, and nine mat supported units, four of which have a cantilever feature. These rigs are currently capable of drilling to depths of 20,000 to 30,000 feet. As of the date of this report, eleven of the Company's fourteen jack-up rigs were located in the U.S. Gulf of Mexico, one was located offshore India, one was located in Southeast Asia, one rig is under repair in the U.S. Gulf of Mexico and another rig is being refurbished and upgraded in the Middle East. The Company currently derives substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico, India, and Southeast Asia. The Company's rigs could, with certain modifications, work in other areas, however, the Company's rigs are not suitable for those areas, such as the North Sea, that require hostile environment operating capabilities.

         Inventory -- Inventory consists of operating supplies primarily for the Company's international operations and is carried at the lower of cost or market.

         Property and Equipment -- Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("SFAS 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no effect on the 1995 consolidated financial statements.

         Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures. Depreciation is provided on the straight- line method over the estimated remaining useful lives of the assets which are as follows:

                                                                     Years
                                                                     -----
Jack-up rigs (new)  . . . . . . . . . . . . . . . . . . . . . .     20 to 25
Jack up rigs (used/refurbished) . . . . . . . . . . . . . . . .     5 to 15
Semi-submersible rigs (new) . . . . . . . . . . . . . . . . . .        25
Semi-submersible rigs (used)  . . . . . . . . . . . . . . . . .     10 to 15
Drill string  . . . . . . . . . . . . . . . . . . . . . . . . .        4
Other equipment . . . . . . . . . . . . . . . . . . . . . . . .     3 to 12

Maintenance and repairs amounted to $8,905, $8,219 and $8,600 in 1996, 1995 and 1994, respectively. Expenditures for major renewals and betterments are capitalized. Expenditures for normal maintenance and repairs are charged to expense as incurred. When property or equipment is retired, the related assets and accumulated depreciation are removed from the accounts and a gain or loss is reflected in other income (expense). The Company continues to depreciate idle drilling equipment using the same rates as while operating. The Company capitalizes interest expense related to certain capital expenditure projects. Capitalized interest was approximately $126 and $61 for 1995 and 1996, respectively.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



         Employer's Liability Claims -- Employer's liability claims, principally arising from actual or alleged personal injuries, are estimates of the Company's liabilities for such occurrences. These claims are classified as current or long-term based upon the periods in which such claims are expected to be funded.

         Deferred Financing Costs -- Deferred financing costs are amortized over the life of the related debt. Deferred financing costs, net of accumulated amortization were $231 and $183, respectively, at December 31, 1996 and 1995.

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

         Revenue Recognition -- Drilling revenues are recorded pursuant to day rate contracts, under which the Company receives a fixed amount per day for providing drilling services using the rigs it operates. Revenues are recognized as earned. In connection with drilling contracts, the Company may receive lump sum fees for mobilization of equipment and personnel or for capital improvements to rigs. Significant mobilization reimbursements are deferred and amortized over the term of the contract. Capital upgrade fees received are deferred and recognized as revenue over the period of the drilling project.
The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset.

         Rig Mobilization Costs - When significant costs are incurred in connection with mobilizing a drilling rig for a new contract, the Company defers and amortizes such costs over the term of the applicable drilling contract. There were no unamortized mobilization costs at December 31, 1996 and 1995. Mobilization costs incurred in connection with rig purchases are capitalized as part of the purchase price and are depreciated over the life of the rig.

         Stock-Based Compensation -- Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. The disclosures required by SFAS 123, however, have been included in Note 7.

         Cash and Cash Equivalents -- The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1996, $2,200 of the Company's cash on hand was restricted as a result of cash collateral requirements related to a credit facility used for issuing letters of credit to support the Company's international activities. As of December 31, 1996, letters of credit totalling $100 were outstanding.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




         Short-Term Investments -- Short-term investments consist of corporate debt securities, mortgage-backed securities and corporate paper. The Company classifies its short-term investments as held-to-maturity securities. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to- maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. There were no short-term investments at December 31, 1995. The fair value of the short-term investments at December 31, 1996 was $9,990.

         Treasury Stock -- Treasury stock is acquired under the cost method and valued upon reissuance using the first- in, first-out method. During 1995, the Company purchased 735,633 shares of common stock at an aggregate cost of $2,659. In addition, during 1995, the Company reissued 201,423 shares at an aggregate cost of $643 for the employee and non- employee benefit plans. At December 31, 1996, the Company had remaining authorization under the stock purchase program to acquire up to 4,000,000 shares.

         Income (Loss) Per Common Share -- Income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Net income (loss) per common share for the years ended December 31, 1996, 1995 and 1994 does not include the effect of outstanding stock options since they are either antidilutive or the potential dilution from their exercise is less than three percent.

         Reclassification of Accounts -- Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the current presentation.

         Concentrations of Credit Risk - The market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of independent and major oil and gas companies. The Company performs ongoing credit evaluations of its customers and obtains collateral security as deemed prudent. The Company has established an adequate allowance for bad debts, and such losses have been within management's expectations (see
Note 10). At December 31, 1996 and 1995, the Company had cash deposits concentrated in two major banks. In addition, the Company had mutual funds and commercial paper with a variety of companies and financial institutions with strong credit ratings, and such securities are held until maturity. The Company believes that credit and market risk in such instruments is minimal.

         Fair Values of Financial Instruments - The fair values of the Company's cash equivalents, trade receivables and trade payables approximated their carrying values due to the short-term maturities of these instruments. The estimated fair value of long-term debt is equivalent to its carrying value due to the floating interest rate (see Note 4).

         Use of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




(2)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures, and are summarized as follows:

                                                         DECEMBER 31,
                                                  --------------------------
                                                     1996           1995
                                                  ----------     -----------
Drilling rigs . . . . . . . . . . . . . . . .     $  160,073     $   100,811
Drill string  . . . . . . . . . . . . . . . .          6,282           4,725
Other equipment . . . . . . . . . . . . . . .          1,903             730
Construction in progress  . . . . . . . . . .         13,942          17,176
                                                  ----------     -----------
                                                  $  182,200     $   123,442
                                                  ==========     ===========

         Depreciation expense was $11,530, $9,326 and $7,733 for the years ended December 31, 1996, 1995 and 1994, respectively.

(3)      ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                                         DECEMBER 31,
                                                  --------------------------
                                                     1996           1995
                                                  ----------     -----------
Accrued payroll and related taxes . . . . . .     $    1,482     $       884
Accrued health benefit plan claims  . . . . .            550             462
Other accrued expenses  . . . . . . . . . . .          2,252             581
                                                  ----------     -----------
                                                  $    4,284     $     1,927
                                                  ==========     ===========

(4)      LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                         DECEMBER 31,
                                                  --------------------------
                                                     1996           1995
                                                  ----------     -----------
M300SI note payable to lender due 1999  . . .     $   10,000     $    10,000
Less:
    Current portion of long-term debt   . . .          1,000           1,000
                                                  ----------     -----------
    Long-term debt, non-current   . . . . . .     $    9,000     $     9,000
                                                  ==========     ===========

         M300SI - Note Payable to Lender -- On December 1, 1994 M300SI entered into a $35,000 revolving/term loan agreement (the "Loan") with a U.S. financial institution ("Lender"). This agreement included a revolving credit facility which was convertible on June 1, 1996 into a term loan. On May 31, 1996 the Loan was amended (i) to extend the revolving loan availability period by one year to June 1, 1997 at which time it could be converted to a term loan; (ii) to extend the term facility by two years; and (iii) to lower the amount of available borrowing during the loan availability period over four consecutive quarterly reductions of $1,750 on September 1, 1996; December 1, 1996; March 1, 1997 and June 1, 1997.

         If converted, the term loan will be due in sixty (60) equal monthly installments beginning July 1, 1997 and ending June 1, 2002. If M300SI elects to convert less than the minimum borrowing under the revolving credit facility which is $10,000, it will be required to pay a non-utilization fee equal to 1-1/2% of the excess of $10,000 over the amount converted.

               MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    On December 31, 1996 the related debt outstanding was $10,000 and the amount of unused line of credit subject to the Loan was $21,500. Loan proceeds may be used to purchase additional drilling rigs or to make capital improvements to the Company's drilling rig fleet. The Company has guaranteed up to $7,875 of the borrowings under the Loan.

    Interest is due monthly on the outstanding principal balance at the London Interbank Offered Rate ("LIBOR") plus 2.5%. The interest rate as of December 31, 1996, 1995 and 1994 was 8.0%, 8.3% and 7.94%, respectively. A revolving loan fee is due quarterly during the revolving loan period based on the unused credit facility at .25%.

    The note is secured by a first preferred fleet mortgage on the MARINE 300, 301 and 303 drilling rigs. The three drilling rigs must be appraised on the term loan conversion date, June 1, 1997. The term loan will be limited to 50% of the appraised value of the rigs. The Company and M300SI are required to comply with various covenants, including, but not limited to, the maintenance of financial ratios related to (i) debt to total equity and (ii) working capital to fixed expenses and projected debt services.

    Interest payments on the loan amounted to $956, $981 and $70 for the years ended December 31, 1996, 1995 and 1994, including revolving loan fees of $58, $60 and $5, respectively. A facility fee of $175 was paid to the Lender during the fourth quarter 1994 and is being amortized over the life of the loan. During May 1996 a modification fee of $88 was paid to the Lender and is being amortized over the remaining life of the loan.

    The scheduled repayment of long-term debt as of December 31, 1996 is as follows:

                     1997     1998     1999     2000     2001     2002    TOTAL
                    ------   ------   ------   ------   ------   ------  -------
Annual maturities   $1,000   $2,000   $2,000   $2,000   $2,000   $1,000  $10,000
                    ======   ======   ======   ======   ======   ======  =======


(5) INCOME TAXES

Income taxes consist of the following:

                                                       1996       1995        1994
                                                     ---------   --------   --------
Current:
  U.S. federal  . . . . . . . . . . . . . . . .      $     343   $     --   $    153
  State . . . . . . . . . . . . . . . . . . . .             --          1          1
  Foreign . . . . . . . . . . . . . . . . . . .            296         55         --
                                                     ---------   --------   --------
                                                           639         56        154
                                                     ---------   --------   --------
Other:
  U.S. federal - deferred . . . . . . . . . . .          7,585     (2,221)     2,989
  Pre-quasi-reorganization net operating loss
  carryforwards . . . . . . . . . . . . . . . .            834         --         --
  Tax benefits related to common stock issued
  pursuant to long-term incentive plan  . . . .          2,528         85         50
                                                     ---------   --------   --------
                                                        10,947     (2,136)     3,039
                                                     ---------   --------   --------
Total tax provision (benefit) . . . . . . . . .      $  11,586   $ (2,080)  $  3,193
                                                     =========   ========   ========

    As a result of the adoption of quasi-reorganization accounting procedures on December 31, 1992, the tax effect of the realization of tax attributes generated prior thereto are recorded directly to shareholders' equity as an adjustment to additional paid-in capital and are not reflected as a reduction of income tax expense.

                MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    For the years ended December 31, 1996, 1995 and 1994, the effective tax rates for financial reporting purposes of 36%, 34% and 35% approximates the U.S. federal statutory rates of 34% and 35%. The effective rate was higher than the statutory rate in 1996 due to the Company's treatment of foreign tax payments.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                                                DECEMBER 31,
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
Deferred tax assets:
  Net operating loss carryforwards  . . . . . . . . . .     $ 24,065   $ 31,361
  Investment tax, general business and foreign tax
     credit carryforwards   . . . . . . . . . . . . . .        4,862     11,356
  Employer's liability claims . . . . . . . . . . . . .          683      1,113
  Allowance for bad debts . . . . . . . . . . . . . . .           53         45
                                                            --------   --------
  Total gross deferred tax assets . . . . . . . . . . .       29,663     43,875
  Less valuation allowance  . . . . . . . . . . . . . .      (28,980)   (36,738)
                                                            --------   --------
  Net deferred tax assets . . . . . . . . . . . . . . .          683      7,137
                                                            ========   ========

Deferred tax liabilities:
  Plant and equipment, principally due to differences
     in depreciation  . . . . . . . . . . . . . . . . .       13,344     11,896
  Deferred intercompany gains and losses  . . . . . . .        1,068      1,385
                                                            --------   --------
  Total gross deferred tax liabilities  . . . . . . . .       14,412     13,281
                                                            --------   --------
Net deferred tax liability  . . . . . . . . . . . . . .     $ 13,729   $  6,144
                                                            ========   ========

    The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $28,980 and $36,738, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $7,758 and $1,911, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible and the Section 382 limitation as discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996.

    At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $68,758 which if not utilized, expire in years 2003 to 2010. The Company also had investment tax credit and general business credit carryforwards for federal income tax purposes of approximately $4,862 at December 31, 1996 which if not utilized, expire in years 1997 to 2000. In late 1995 and early 1996, certain venture capital firms holding significant percentages of the Company's common stock sold or distributed their positions. These transactions triggered an ownership change pursuant to Section 382 in March 1996. As a result of this ownership change, the Company's use of its net operating loss, investment tax credit and general business credit carryforwards subsequent to that date will be limited to approximately $26,600 annually.

                MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The Company has taken the position that its recapitalization in 1992 (the "Recapitalization") did not cause an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"). The Company's position is based on the applicability of Section 382(l)(3)(C) of the Code, which provides generally that any change in the proportionate ownership attributable solely to fluctuations in relative fair market value of different classes of stock are not to be taken into account for purposes of Section 382. To date, neither the Internal Revenue Service nor the United States Department of Treasury has established any rules or guidance as to how such Section will be interpreted or applied to situations similar to the Recapitalization. Accordingly, there can be no assurance that an ownership change for purposes of Section 382 will not be deemed to have occurred as a result of the Recapitalization. If an ownership change were deemed to have occurred, the utilization of the Company's net operating losses, against its future income, if any, would be limited annually to approximately $1,500. Since such limitation would be less than the Section 382 limitation (approximately $9,000) imposed as a result of the Company's 1989 ownership change and the Section 382 limitation imposed in connection with the ownership change that occurred in early 1996, the Section 382 limitation imposed in connection with the Recapitalization would apply to all net operating losses applicable to the period before the Recapitalization.

(6) BENEFIT PLANS

    1992 Long Term Incentive Plan -- In late 1992, the Company adopted the Marine Drilling 1992 Long Term Incentive Plan ("1992 Plan"). Pursuant to the terms of the 1992 Plan, an aggregate of 10,000,000 shares (subject to the restrictions described herein) of common stock are available for distribution pursuant to stock options, SARs and restricted stock. The number of shares of common stock available for distribution is further limited in that no stock options, SARs or restricted stock may be issued if, immediately after such issuance, the number of shares subject to outstanding stock options, SARs and restricted stock awards would exceed 5% of the common stock then outstanding. The shares of common stock subject to any stock option or SAR that terminates without a payment being made in the form of common stock would again become available for distribution pursuant to the 1992 Plan.

Restricted Common Stock. During 1996, 1995 and 1994, the Company issued restricted stock grants consisting of 80,833, 53,500 and 83,000 shares, respectively, of common stock. These grants generally lapse over four-year periods and the values of the grants are based on the respective closing prices on the day preceding each grant and are recognized as compensation expense over the periods during which the restrictions lapse. Compensation expense related to the issuance of restricted common stock for the years ended December 31, 1996, 1995 and 1994 was $438, $333 and $318, respectively.

    During 1996, no shares of restricted common stock were forfeited. During 1995 and 1994, respectively, 20,000 and 31,250 shares of restricted common stock were forfeited.

                MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Common Stock Options. The exercise price of each option equals the market price of the Company's stock on the date of grant. An option's maximum term is ten years. The vesting period ranges from immediately to four years. This period is determined at the issuance of each grant. The following table summarizes stock option transactions pursuant to the 1992 Plan:

                                     1996                      1995                       1994
                           ------------------------  -------------------------   --------------------------
                                           Weighted                  Weighted                       Weighted
                                            Average                  Average                        Average
                                           Exercise                  Exercise                       Exercise
     Fixed Options           Shares          Price      Shares        Price        Shares            Price
-------------------------  ------------   ---------  -----------    ---------    -----------      -----------
Outstanding at
     beginning of year       1,880,650     $   2.08    1,575,650    $     1.97     1,540,650      $    1.25
Granted                        802,500         9.68      530,000          2.50        75,000           4.25
Exercised                     (961,770)        2.07     (150,000)         1.25       (10,000)          1.25
Forfeited                            0                   (75,000)         4.25       (30,000)          1.25
                             ---------                 ---------                   ---------
Outstanding at year end      1,721,380     $   5.63    1,880,650    $     2.08     1,575,650      $    1.97
                             =========                 =========                   =========
Options exercisable at
     year-end                  573,880                   888,150                     583,150
Weighted-average fair
     value of options
     granted during
     the year                $    5.74                 $    1.59                   $      -

    The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 1996.

                                    Options Outstanding                          Options Exercisable
                  -----------------------------------------------------    -------------------------------
                      Number         Weighted-Avg.                            Number
                   Outstanding         Remaining        Weighted-Avg.       Exercisable     Weighted-Avg.
Exercise Prices    at 12/31/96      Contractual Life    Exercise Price      at 12/31/96    Exercise Price
----------------  ------------     -----------------    --------------     -------------- ----------------

$         1.25       482,630             5.8            $       1.25           482,630       $        1.25
          6.00        66,250             6.5                    6.00            18,750                6.00
          2.50       370,000             8.2                    2.50            47,500                2.50
          8.94       500,000             9.5                    8.94                --                   -
         10.38       125,000             9.5                   10.38            25,000               10.38
          8.94        37,500             9.7                    8.94                --                   -
          8.94        15,000             9.7                    8.94                --                   -
         12.25       125,000             9.8                   12.25                --                   -

                  ----------                                                  --------
$1.25 to 12.25     1,721,380             8.1            $       5.63           573,880       $       1.91
                  ==========                                                  ========

    Based upon Common Stock outstanding as of December 31, 1996 and 1995 and shares reserved for issuance as set forth above, the number of shares then available for future stock options, SARs and restricted stock grants was 762,943 and 180,332 shares, respectively.

                MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    No compensation costs were recognized in income for 1996, 1995 and 1994 because the Company has elected to continue accounting for such transactions under APB 25.

    Non-Employee Directors' Plan -- The Company adopted the 1995 Non-Employee Directors' Plan (the "Directors' Plan") effective June 29, 1995. The Directors' Plan provides for the grant of shares and options to acquire common stock to each director who is not an employee of the Company. A maximum of 350,000 shares may be issued pursuant to stock awards or options. Each option granted will vest and become exercisable one year after its grant and will expire ten years from the date the option is granted. The exercise price of each option equals the market price of the Company's stock on the date of grant. No compensation costs were recognized in income.

    The following table summarizes stock option transactions under the Director's Plan as of December 31, 1996:


                                            1996                         1995
                                   ---------------------------  ------------------------
                                                  Weighted                    Weighted
                                                   Average                     Average
                                                  Exercise                    Exercise
         Fixed Options              Shares          Price        Shares         Price
--------------------------------  ------------   ------------  ------------  -----------
Outstanding at
    beginning of year                 50,000    $       4.00     $       --   $       --
Granted                               10,000            9.63         50,000         4.00
Exercised                                 --              --             --           --
Forfeited                                 --              --             --           --
                                    --------                     ----------
Outstanding at year end               60,000    $       4.94         50,000   $     4.00
                                    ========                     ==========
Options exercisable at year-end       60,000                         50,000
Weighted-average fair
    value of options
    granted during
    the year                        $  5.79                      $     2.50


    The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 1996 under the Director's Plan.

                                Options Outstanding                    Options Exercisable
                  ------------------------------------------------  ----------------------------
                     Number       Weighted-Avg.                       Number
                   Outstanding      Remaining      Weighted-Avg.    Exercisable   Weighted-Avg.
Exercise Prices    at 12/31/96   Contractual Life  Exercise Price   at 12/31/96   Exercise Price
----------------   ------------  ----------------  ---------------  ------------  --------------

 $      4.00          50,000          8.5            $    4.00          50,000     $   4.00
        9.63          10,000          9.4                 9.63              --           --

                      ------                                            ------
 $4.00 to 9.63        60,000          8.6            $    4.94          50,000     $   4.00
                      ======                                            ======


    During 1996 and 1995, 4,450 and 14,895 shares were issued as stock awards and related compensation expense of $132 and $60 was recognized in 1996 and 1995, respectively.

                MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    Employee 401(k) Profit Sharing Plan -- The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") covering substantially all of its employees who have been employed at least three months. The Company matches employees' contributions to the Plan on a dollar-for-dollar basis, in the form of Company
common stock, up to 5% of their eligible compensation.   During 1996, 1995 and
1994, the Company made matching contributions with the Company's common stock totaling $1,014, $843 and $744, respectively.

    Executive Deferred Compensation Plan -- The Company adopted the Executive Deferred Compensation Plan (the "Executive Plan") effective December 31, 1994. Employees who participate in the Executive Plan are selected by an Administrative Committee. Under the Executive Plan, the participating executives may elect (i) to defer up to 15% of compensation after reaching the limitations applicable to the Company's 401(k) Plan and (ii) to defer any excess contributions refunded by the 401(k) Plan. The Company matches executives' contributions to the Executive Plan on a dollar-for-dollar basis, in cash up to 5% of their eligible compensation. As of December 31, 1995, and 1996 the amount deferred under the Executive Plan was $63 and $102, respectively.

(7) ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its fixed stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by SFAS 123, net income (loss) and net income
(loss) per share would approximate the pro forma amounts indicated below:

                                                        1996           1995
                                                      ---------     ----------
  Net income (loss) - as reported   . . . . . . . .   $  20,670     $   (4,022)
  Net income (loss) - pro forma   . . . . . . . . .      19,497         (4,240)
  Net income (loss) per share - as reported   . . .        0.46          (0.09)
  Net income (loss) per share - pro forma   . . . .   $    0.43     $    (0.10)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                         1996           1995
                                                      ----------     ----------
  Expected dividend yield   . . . . . . . . . . . .         --             --
  Expected price volatility   . . . . . . . . . . .       63.8%          71.2%
  Risk-free interest rate   . . . . . . . . . . . .        6.2%           6.0%
  Expected life of option   . . . . . . . . . . . .     5 years        5 years

  The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years were not anticipated in the calculations.

(8) SHAREHOLDERS RIGHTS PLAN

    The Company adopted a shareholder rights plan on November 8, 1996, designed to assure that the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all shareholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company issued one preferred share purchase right (a "Right") with respect to each outstanding share of Common Stock outstanding on November 20, 1996. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of

                MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Junior Participating Preferred Stock, $.01 par value per share (the "Preferred Shares"), of the Company at a price of $56.00 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock. Each whole Preferred Share will be entitled to receive a quarterly preferential dividend in an amount per share equal to the greater of (i) $1.00 in cash, or
(ii) in the aggregate, 1,000 times the dividend declared on the Common Stock. In the event of liquidation, the holders of the Preferred Shares will be entitled to receive a preferential liquidation payment equal to the greater of
(i) $1,000 per share, or (ii) in the aggregate, 1,000 times the payment made on the shares of Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged for or changed into other stock or securities, cash or other property, each whole Preferred Share will be entitled to receive 1,000 times the amount received per share of Common Stock. Each whole Preferred Share shall be entitled to 1,000 votes on all matters submitted to a vote of the shareholders of the Company, and Preferred Shares shall generally vote together as one class with the Common Stock and any other capital stock on all matters submitted to a vote of shareholders of the Company. The Rights will expire on November 19, 2006 (the "Final Expiration Date"), unless the Final Expiration Date is extended or the Rights are earlier redeemed or exchanged by the Company.

(9) COMMITMENTS AND CONTINGENCIES

    Legal Proceedings -- The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    Operating Leases -- Aggregate future minimum rental payments relating to operating leases are as follows:

                                       1997     1998     1999     2000     2001
                                      ------   ------   ------   ------   ------
Office and equipment leases . . .     $  537   $  377   $  375   $  276   $  269
                                      ======   ======   ======   ======   ======

    The Company rents certain equipment and other property under operating leases. Rental expense was $2,208, $2,066 and $1,707 in 1996, 1995 and 1994,
respectively.

                MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) GEOGRAPHIC AREA ANALYSIS AND MAJOR CUSTOMERS

     The following table summarizes geographic area operating revenues and operating income for the years ended December 31, 1996, 1995 and 1994, and identifiable assets by geographic area at year-end 1996, 1995 and 1994:

                                          YEARS ENDED DECEMBER 31,
                                      --------------------------------
                                        1996        1995        1994
                                      --------    --------    --------
Revenue:
  United States ...................   $104,969    $ 57,293    $ 63,291
  India ...........................      5,360       3,260          --
  Mexico ..........................         --       2,514       7,306
  Middle East .....................         --          --          --
  SE Asia .........................         --          --          --
                                      --------    --------    --------
    Total Revenues ................   $110,329    $ 63,067    $ 70,597
                                      ========    ========    ========

Operating income (loss):
  United States ...................   $ 30,713    $ (7,444)   $  5,215
  India ...........................      1,170         441          --
  Mexico ..........................         --         142       2,698
  Middle East .....................        (60)         --          --
  SE Asia .........................       (338)         --          --
                                      --------    --------    --------
    Operating income (loss) .......   $ 31,485    $ (6,861)   $  7,913
                                      ========    ========    ========

Identifiable assets:
  United States ...................   $105,780    $100,469    $ 87,290
  India ...........................     15,098      18,357          --
  Mexico ..........................         --          --      16,024
  Middle East .....................      9,287          --          --
  SE Asia .........................     38,062          --          --
                                      --------    --------    --------
    Total assets ..................   $168,227    $118,826    $103,314
                                      ========    ========    ========

     The Company conducts business in one industry segment, oil and gas well contract drilling. The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the years 1996, 1995 and 1994, sales to customers that represented 10% or more of consolidated drilling revenues were as follows:

                                            YEARS ENDED DECEMBER 31,
                                           -------------------------
                                            1996      1995     1994
                                           ------    ------   ------
Customer A .............................        *         *       11%
Customer B .............................        *         *       10%
Customer C .............................        *         *       10%
Customer D .............................       19%       14%       *
Customer E .............................       16%        *        *

*  Less than 10%

                MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

(11) UNAUDITED QUARTERLY FINANCIAL DATA

     A summary of unaudited quarterly consolidated financial information for 1996 and 1995 is as follows:

                                            FIRST         SECOND          THIRD         FOURTH
          1996                             QUARTER        QUARTER        QUARTER        QUARTER
          ----                           -----------    -----------    -----------    -----------
Revenues                                 $    21,239    $    27,360    $    29,819    $    31,911
Operating income                               3,600          6,605         10,032         11,248
Income before income taxes                     3,669          6,652         10,404         11,531
Income tax expense                             1,357          2,398          3,714          4,117
Net income                                     2,312          4,254          6,690          7,414
Net income per common share (1)          $       .05    $       .10    $       .15    $       .16
Weighted average shares outstanding       43,804,288     44,338,438     45,028,616     46,483,305
Average day rates (2)                    $    21,026    $    23,505    $    24,932    $    27,462
Marketed rigs (weighted average)                11.8           12.8           13.0           12.6
Utilization of marketed rigs                      94%           100%           100%           100%

                                            FIRST          SECOND           THIRD          FOURTH
          1995                             QUARTER         QUARTER         QUARTER         QUARTER
          ----                           -----------     -----------     -----------     -----------
Revenues                                 $    12,545     $    11,825     $    15,490     $    23,207
Operating income (loss)                       (5,226)         (3,032)         (1,075)          2,472
Income (loss) before income taxes             (4,981)         (2,704)           (917)          2,500
Income tax expense (benefit)                  (1,744)           (947)           (320)            931
Net income (loss)                             (3,237)         (1,757)           (597)          1,569
Net income (loss) per common share (1)   $      (.07)    $      (.04)    $      (.01)    $       .04
Weighted average shares outstanding       44,033,448      43,959,172      43,656,282      43,608,078
Average day rates (2)                    $    18,357     $    16,621     $    17,712     $    22,679
Marketed rigs (weighted average)                10.1             9.1             9.9            11.5
Utilization of marketed rigs                      75%             86%             95%             97%

---------
(1) Quarterly net income per common share may not total to annual results due to rounding.

(2) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract during that period.

     During 1996, the Company's average marketed rigs and day rates increased due primarily to the greater demand for drilling rigs and increased level of drilling activity in the U.S. Gulf of Mexico. The fourth quarter showed a decrease in average marketed rigs due to the removal from marketed status of the MARINE 15 which was damaged by a fire in November 1996 and is being repaired. Furthermore, average day rates continued to increase due to improved market conditions.

                MARINE DRILLING COMPANIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     During 1995, the Company's average marketed rigs and day rates decreased due primarily to a general decline in U.S. Gulf of Mexico market conditions during the first five months of the year and reduced levels of drilling activity in Mexico's Bay of Campeche. The fourth quarter of 1995 includes the mobilization and contract start-up costs of the MARINE 201 in India. Excluding the mobilization to India, average day rates during that quarter were approximately $20,200.

(12) SUBSEQUENT EVENT

     On March 7, 1997, the Company entered into a new credit agreement, the "New Loan Agreement," with Bankers Trust Company ("BTCo"), Christiania Bank og Kreditkasse ("CBK"), and certain other banks providing up to $100,000,000 financing to be used for rig acquisitions and upgrades. This agreement includes a revolving credit facility available through December 31, 1999 which can be converted into a four-year term loan. Interest and facility fees are generally payable quarterly during the terms of both facilities. Principal during the term loan facility is payable quarterly in equal installments. Interest accrues at (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The agreement is secured by all of the Company's current rig fleet as well as certain other collateral assignments. The Company has no borrowings outstanding under this agreement at March 11,1997. In connection with the consummation of the New Loan Agreement, the Company repaid and terminated its prior $35,000,000 credit facility with a U.S. financial institution.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                   PART III


     The information called for by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's Proxy Statements relating to its annual meeting of Shareholders to be held May 8, 1997, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.



                                    PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are included in Part II, Item 8:

     (1)  Consolidated Financial Statements

                                                                            Page
                                                                            ----
          Independent Auditors' Report ...................................   20

          Consolidated Balance Sheets at December 31, 1996 and 1995 ......   21

          Consolidated Statements of Operations for each of the years
            in the three-year period ended December 31, 1996 .............   22

          Consolidated Statements of Shareholders' Equity for each of
            the years in the three-year period ended December 31, 1996 ...   23

          Consolidated Statements of Cash Flows for each of the years
            in the three-year period ended December 31, 1996 .............   24

          Notes to Consolidated Financial Statements .....................   26


     All other schedules are omitted as the information is not required or is not applicable.

     (3)  Exhibits:

Exhibit
Number
-------
     3.1  Restated Articles of Incorporation of Marine Drilling Companies, Inc.
          (incorporated by reference to Exhibit 28.17 to the Current Report on
          Form 8-K of the Registrant dated October 30, 1992).

     3.2  Amended and Restated Bylaws of Marine Drilling Companies, Inc.
          (incorporated by reference to Exhibit 28.18 to the Current Report on Form 8-K of the Registrant dated October 30, 1992).

  ++10.1  Employment Agreement between Marine Drilling Companies, Inc. and Jan
          Rask dated June 18, 1996 (incorporated by reference to Exhibit 10.1 on Form 10-Q for quarter ended June 30, 1996).

  ++10.2  Employment Agreement between Marine Drilling Companies, Inc. and
          William H. Flores dated July 18, 1996 (incorporated by reference to
          Exhibit 10.2 on Form 10-Q for quarter ended September 30, 1996).

  ++10.3  Severance Agreement between Marine Drilling Companies, Inc. and
          H. Larry Adkins dated July 18, 1996 (incorporated by reference to
          Exhibit 10.3 on Form 10-Q for quarter ended September 30, 1996).

  ++10.4  Severance Agreement between Marine Drilling Companies, Inc. and
          G. Ted Greak dated July 18, 1996 (incorporated by reference to
          Exhibit 10.4 on Form 10-Q for quarter ended September 30, 1996).

  ++10.5  Severance Agreement between Marine Drilling Companies, Inc. and
          Danny R. Richardson dated July 18, 1996 (incorporated by reference to
          Exhibit 10.5 on Form 10-Q for quarter ended September 30, 1996).

  ++10.6  Marine Drilling Companies, Inc. 1995 Non-Employee Directors' Plan
          (incorporated by reference to Annex A of the Company's Proxy
          Statement dated July 17, 1995).

 ++10.18 The Marine Drilling 1992 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement
          No. 33-52470 on Form S-1).

++*10.25  Marine Drilling Companies, Inc. Amended and Restated Executive
          Deferred Compensation Plan effective July 1, 1996.

   10.26  Marine Drilling Companies, Inc. Shareholders Rights Agreement
          (incorporated by reference to Exhibits 1 - 5 to the Current Report on
          Form 8-K of the Registrant dated November 15, 1996).

  *10.27  Credit Agreement dated as of March 7, 1997 among Marine Drilling
          Companies, Inc., Bankers Trust Company, Christiania Bank og
          KreditKasse, New York Branch and certain other banks including
          Exhibit A thereto.

   *21.1  Subsidiaries of the Registrant.

   *23.1  Consent of Independent Certified Public Accountants.

   *24.1  Powers of attorney.

   *27    Financial Data Schedule.

---------
 * Filed herewith.
++ Management contract or compensation plan or arrangement required to be filed as an exhibit to this report.

(b)  Reports on Form 8-K:


     Four reports on Form 8-K were filed during the fourth quarter of 1996.

     (1) Report of the Company dated November 15, 1996 regarding the Shareholder Rights Agreement between Marine Drilling Companies, Inc. and American Stock Transfer & Trust Company as Rights Agent.

     (2) Report of the Company dated December 3, 1996 regarding the completion of the acquisition of the MARINE 500 semi-submersible drilling rig (formerly the Chris Chenery) from Odfjell Drilling of Norway and an accident which occurred on the MARINE 15 drilling rig on November 27, 1996.

     (3) Report of the Company dated December 11, 1996 regarding the completion of the acquisition of the MARINE 500 under Item 2.

     (4) Report of the Company dated December 12, 1996 regarding a Commitment Letter dated December 4, 1996 between Bankers Trust Company and Marine Drilling Companies, Inc. for financing of up to $100,000,000.

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SUGAR LAND, STATE OF TEXAS, ON MARCH 17, 1997.

                                        MARINE DRILLING COMPANIES, INC.


                                        By        Jan Rask
                                          ------------------------------------
                                                  Jan Rask
                                                  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        SIGNATURE                          TITLE                             DATE
        ---------                          -----                             ----
   Robert L. Barbanell*            Chairman of the Board                March 17, 1997
-------------------------
   Robert L. Barbanell

        Jan Rask             President, Chief Executive Officer         March 17, 1997
-------------------------               and Director
        Jan Rask

    William H. Flores              Executive Vice President             March 17, 1997
-------------------------   Chief Financial Officer and Director
    William H. Flores           (Principal Financial Officer)

       Joan R. Smith              Vice President, Controller            March 17, 1997
-------------------------                and Secretary
       Joan R. Smith            (Principal Accounting Officer)

    David A. B. Brown*                    Director                      March 17, 1997
-------------------------
    David A. B. Brown

     Howard I. Bull*                      Director                      March 17, 1997
-------------------------
     Howard I. Bull

   Nathaniel A. Gregory*                  Director                      March 17, 1997
-------------------------
   Nathaniel A. Gregory

 Christopher M. Linneman*                 Director                      March 17, 1997
-------------------------
 Christopher M. Linneman

 *By  William H. Flores                                                 March 17, 1997
    ---------------------
      William H. Flores
      Attorney-in-Fact

                               INDEX TO EXHIBITS



Exhibit
Number                      EXHIBITS
-------                     --------
   10.25  Marine Drilling Companies, Inc. Amended and Restated Executive
          Deferred Compensation Plan effective July 1, 1996.

   10.27  Credit Agreement dated as of March 7, 1997 among Marine Drilling
          Companies, Inc., Bankers Trust Company, Christiania Bank og
          KreditKasse, New York Branch and certain other banks including
          Exhibit A thereto.

    21.1  Subsidiaries of the Registrant.

    23.1  Consent of Independent Certified Public Accountants.

    24.1  Powers of attorney.

    27    Financial Data Schedule.