Form 10-Q
period 1997-03-31
MARINE DRILLING COMPANIES INC
filed 1997-05-15
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                           --------------------------

                                   FORM 10-Q


         (Mark One)

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

           [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM                 TO
                                      ----------------     ----------

                        COMMISSION FILE NUMBER:  0-18309

                          ----------------------------

                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



                    TEXAS                          74-2558926
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)      Identification Number)


     ONE SUGAR CREEK CENTER BLVD., SUITE 600, SUGAR LAND, TEXAS  77478-3556
             (Address of principal executive offices and zip code)


                                 (281) 243-3000
              (Registrant's telephone number, including area code)



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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 6, 1997 -- 51,405,068


================================================================================

                        MARINE DRILLING COMPANIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION


Item 1.        Index to Financial Statements
                    Independent Auditors' Review Report  . . . . . . . . . . . . . . . . . . . . . . . . . .     1

                    Consolidated Balance Sheets -
                    March 31, 1997 and December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . .     2

                    Consolidated Statements of Operations -
                    Three Months Ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . .     3

                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . .     4

                    Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .     5


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .     8


PART II- OTHER INFORMATION

Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17





                                      (i)

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



  We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 1997, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                       KPMG PEAT MARWICK LLP





  Houston, Texas
  April 18, 1997

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                    MARCH 31,    DECEMBER 31,
                                                                       1997          1996
                                                                    ---------    ------------
              ASSETS
Current Assets:

  Cash and cash equivalents                                         $  48,738      $  69,761
  Restricted cash                                                       4,200          2,200
  Short-term investments                                               19,753          9,990
  Accounts receivable - trade and other, net                           32,772         21,378
  Inventory                                                               718            897
  Prepaid expenses and other                                              508          1,461
                                                                    ---------      ---------
    Total current assets                                              106,689        105,687
Property and Equipment                                                195,091        182,200
  Less accumulated depreciation                                        36,788         33,463
                                                                    ---------      ---------
    Property and equipment, net                                       158,303        148,737
Other                                                                   1,373            523
                                                                    ---------      ---------
                                                                    $ 266,365      $ 254,947
                                                                    =========      =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Current portion of long-term debt                                 $     --       $   1,000
  Accounts payable                                                      6,552          3,249
  Accrued expenses                                                      5,934          4,284
  Current tax liability                                                 1,039            --
  Employer's liability claims, current                                    941            483
                                                                    ---------      ---------
    Total current liabilities                                          14,466          9,016
Long-Term Debt                                                            --           9,000

Employer's Liability Claims, non-current                                1,220          1,469

Deferred Income Taxes                                                  14,259         13,729

Shareholders' Equity:

  Common stock, par value $.01.  Authorized 200,000,000 shares;
    issued and outstanding 51,398,288 and 51,262,519 shares,
    as of March 31, 1997 and December 31, 1996, respectively              514            513
  Common stock restricted                                              (1,579)          (628)
  Additional paid-in capital                                          190,451        184,992
  Retained earnings from January 1, 1993                               47,034         36,856
                                                                    ---------      ---------
    Total shareholders' equity                                        236,420        221,733
                                                                    ---------      ---------
Commitments and contingencies                                             --             --
                                                                    ---------      ---------
                                                                    $ 266,365      $ 254,947
                                                                    =========      =========

        See notes to consolidated financial statements and accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                        THREE MONTHS ENDED
                                              MARCH 31,
                                      ------------------------
                                         1997          1996
                                      ----------    ----------
Revenues                              $   36,750    $   21,239


Costs and Expenses:

    Contract drilling                     16,476        13,532
    Depreciation and amortization          3,581         2,697
    General and administrative             1,781         1,410
                                      ----------    ----------
                                          21,838        17,639
                                      ----------    ----------
      Operating income                    14,912         3,600
                                      ----------    ----------

Other Income (Expense):

    Interest expense                        (350)         (181)
    Interest income                        1,057           192
    Other income (expense)                    40            58
                                      ----------    ----------
                                             747            69
                                      ----------    ----------

Income before income taxes                15,659         3,669

Income tax expense                         5,481         1,357
                                      ----------    ----------

Net income                            $   10,178    $    2,312
                                      ==========    ==========

Income per common share               $     0.20    $     0.05
                                      ==========    ==========

Weighted average common shares
   outstanding                        51,329,966    43,804,288
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      ----------------------
                                                                        1997         1996
                                                                      ---------    ---------
Cash Flows From Operating Activities:

    Net income                                                        $  10,178    $   2,312

    Adjustments to reconcile net income to net cash provided

      by operating activities:

        Deferred income taxes                                               575          567
        Pre-quasi-reorganization net operating loss carryforward          2,952          --
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                          842          652
        Depreciation and amortization                                     3,581        2,697
        Gain on disposition of equipment                                    (26)         (57)
        Accrual of compensation expense, net                                130           96
        Issuance of common stock to Employee 401(k) Plan
          and the Non-Employee Directors' Plan                              288          214
        Amortization of interest income                                    (249)         --
        Changes in operating assets and liabilities:
          Receivables                                                   (11,394)       2,943
          Other current assets                                            1,132          108
          Payables, accrued expenses, current taxes and
            employer's liability claims                                   6,156         (751)
          Other                                                          (1,090)         --
                                                                      ---------    ---------
              Net cash provided by operating activities                  13,075        8,781
                                                                      ---------    ---------
Cash Flows From Investing Activities:
    Purchase of short-term investments                                  (19,514)         --
    Maturity of short-term investments                                   10,000          --
    Purchase of equipment                                               (12,926)      (6,660)
    Proceeds from disposition of equipment                                   45          197
                                                                      ---------    ---------
              Net cash used in investing activities                     (22,395)      (6,463)
                                                                      ---------    ---------
Cash Flows From Financing Activities:
    Proceeds from exercise of stock options                                 297          563
    Payment of debt                                                     (10,000)         --
    Increase in restricted cash                                          (2,000)         --
                                                                      ---------    ---------
              Net cash provided by (used in) financing activities       (11,703)         563
                                                                      ---------    ---------
              Net increase (decrease) in cash and cash equivalents      (21,023)       2,881
Cash and cash equivalents at beginning of period                         69,761       12,260
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $  48,738    $  15,141
                                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                     $     392    $     219
    Income taxes paid                                                 $     118    $      73

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

    Issuance of 62,000 and 47,500 shares in 1997 and 1996
        respectively, of restricted common stock                      $   1,081    $     240

        See notes to consolidated financial statements and accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


(1) INTERIM FINANCIAL INFORMATION

    The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the three months ended March 31, 1997 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrants' independent public accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year.

(2) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

    Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.) Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted in the fourth quarter of 1997.

(3) INCOME TAXES

    Income taxes consist of the following:

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        ----------------------
                                                                                         1997            1996
                                                                                        ------          ------
                                                                                            (IN THOUSANDS)
Current:
    U.S. federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,039          $   65
    State   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -               -
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73              73
                                                                                        ------          ------
                                                                                         1,112             138
                                                                                        ------          ------
Other:
    U.S. federal - deferred   . . . . . . . . . . . . . . . . . . . . . . . . . . .        575             567
    Pre-quasi-reorganization net operating loss carryforwards   . . . . . . . . . .      2,952               -
    Tax benefits related to common stock issued pursuant
         to long-term incentive plan  . . . . . . . . . . . . . . . . . . . . . . .        842             652
                                                                                        ------          ------
                                                                                         4,369           1,219
                                                                                        ------          ------
Total tax provision   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $5,481          $1,357
                                                                                        ======          ======

    For the three months ended March 31, 1997 and 1996, the effective tax rate for financial reporting purposes was 35% and 37% respectively, which approximates the U.S. federal statutory rate of 35%. The effective rate was higher than the statutory rate in 1996 due to the Company's treatment of foreign tax payments.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 and December 31, 1996 are presented below.

                                                                        MARCH 31,   DECEMBER 31,
                                                                          1997          1996
                                                                        ---------   ------------
                                                                            (IN THOUSANDS)
Deferred tax assets:
    Net operating loss carryforwards ..............................     $ 21,113      $ 24,065
    Investment tax, general business and alternative
         tax credit carryforwards .................................        4,862         4,862
    Employer's liability claims ...................................          756           683
    Allowance for bad debts .......................................           53            53
                                                                        --------      --------
    Total gross deferred tax assets ...............................       26,784        29,663
    Less valuation allowance ......................................      (25,983)      (28,980)
                                                                        --------      --------
    Net deferred tax assets .......................................          801           683
                                                                        --------      --------
Deferred tax liabilities:
    Plant and equipment, principally due to differences
         in depreciation ..........................................       14,073        13,344
    Deferred intercompany gains and losses ........................          987         1,068
                                                                        --------      --------
    Total gross deferred tax liabilities ..........................       15,060        14,412
                                                                        --------      --------
Net deferred tax liability ........................................     $ 14,259      $ 13,729
                                                                        ========      ========

(4) NET INCOME PER COMMON SHARE

    Net income per common share for the three months ended March 31, 1997 and 1996 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

(5) COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

(6) SUBSEQUENT EVENT

       The Company recently executed an agreement to acquire the DEEPSEA STAVANGER from Deep Sea ASA ("Deep Sea") at a price of $54,500,000. The DEEPSEA STAVANGER is a newbuild Bingo 8000 design bare-deck hull which, dependent upon completion of construction and final outfitting, can be configured as either a fourth or fifth-generation semi-submersible. The rig, currently located in Norway, will be named the MARINE 700.

       In addition to the foregoing, the Company obtained an option to acquire under certain circumstances approximately 48% of the outstanding shares of Deep Sea ASA currently held by its two largest shareholders. Deep Sea is a Norwegian company traded on the Oslo stock exchange whose primary asset is the DEEPSEA STAVANGER. If the Company is successful in acquiring two-thirds or more of the outstanding shares of Deep Sea, the rig acquisition agreement may be terminated and the Company would become the primary shareholder thereof.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

       The Company subsequently commenced a voluntary tender offer pursuant to Norwegian law to acquire 100% of the outstanding shares of Deep Sea. As of May 9, 1997, the Company's tender had been accepted by approximately 86% of Deep Sea's shareholders and the Company has notified Deep Sea that it intends to acquire those tendered shares at an aggregate price of approximately $45.9 million. The Company anticipates that it will close this transaction on or about May 21, 1997. In addition, pursuant to Norwegian law, the Company will have to make a mandatory tender offer in early June for the remaining shares that were not tendered under the voluntary tender offer. If all of the remaining shares are tendered, the Company will expend approximately $7.6 million for those shares.

       The MARINE 700 will require additional expenditures to complete its construction and equip it for service. At this time, the Company is conducting a detailed engineering study to determine the cost of these activities. The Company plans to obtain a term contract of significant length prior to making significant additional expenditures related to the rig. The Company's preliminary analysis indicates that these additional expenditures will be in the range of $140,000,000 to $175,000,000. This estimate could change materially based upon further analysis and customer requirements. The funding of the acquisition of Deep Sea (including the ownership of the rig) will be from the Company's working capital. The sources of funding for the future rig completion expenditures have not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       This Form 10-Q, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) one or more prolonged reductions in oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico or for slot jack-up rigs; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the risks of delay and cost overruns attendant to large construction projects such as the upgrade and refurbishment of certain of the Company's rigs, including shortages of material or skilled labor, engineering problems, latent defects or damage to current equipment, work stoppages, weather interference and inability to obtain requisite permits or approvals; (ix) the return of market and other conditions similar to those in which the Company incurred net losses before extraordinary items for each of the years ended December 31, 1991, 1992 and 1995; (x) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xi) the risk that labor shortages could result in material wage increases; (xii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location;
(xiv) adverse uninsured litigation results; and (xv) an adverse outcome with respect to the Company's treatment of its net operating losses generated prior to 1993.

OVERVIEW

       Demand for offshore drilling services is primarily driven by the economics of oil and gas exploration, development and production, which in turn, are closely linked to current and projected oil and gas prices. Since the mid-1980's, oil and gas prices have been volatile and generally lower than prices experienced during the early 1980's, resulting in volatile and generally reduced demand for offshore drilling services. In addition, during the early 1980's, the industry built a substantial number of new offshore drilling rigs. Since 1993, the worldwide offshore drilling market has shown general improvement compared to the 1986-1992 period. This improvement can be generally attributed to improved offshore rig demand and a continuing reduction in offshore rig supply. Although this period can be characterized as showing general improvement, certain significant offshore markets have experienced short periods of reduced rig demand and/or excess rig supply. During those periods of low rig utilization, day rates were adversely impacted and drilling contractors competing in those markets suffered poorer financial results until rig demand improved or rigs left those markets for other markets.

DRILLING MARKETS AND UTILIZATION

    General

       Since 1995, most of the world's significant offshore drilling markets have experienced improved rig utilization and day rates. According to Offshore Data Services, as of May 6, 1997, worldwide jack-up utilization was 89% (334 rigs working out of a supply of 377 rigs) compared to 83% average utilization (317 rigs working out of a supply of 384 rigs) during the first three months of 1996. Worldwide semi-submersible rig utilization as of May 6, 1997 was 80% (115 rigs working out of a supply of 144 rigs) compared to 74% average utilization (106 rigs working out of a supply of 143 rigs) during the first three months of 1996.

     Prior to 1996, the Company derived substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and the Bay of Campeche (offshore Mexico). Six of the Company's rigs, the MARINE 201, MARINE 300, MARINE 303, MARINE 304, MARINE 305 and MARINE 500, are configured to work in international markets outside the U.S. Gulf of Mexico. Three of these rigs, the MARINE 201, MARINE 305 and MARINE 500, are currently operating or have contracts to operate internationally. The Company's other rigs could, if applicable modifications were made and certifications obtained, operate in certain areas outside of the U.S. Gulf of Mexico. The Company's rigs are not, however, suitable for areas, such as the North Sea, that require enhanced environmental operating capabilities.

       Contract terms in the offshore drilling business range from well-to-well contracts that are very short in length, e.g. 30 days, to long term contracts of three or more years. Until recently, drilling contracts for jack-up rigs in the Company's primary operating area, the U.S. Gulf of Mexico, have been predominately short term well-to-well contracts. On the other hand, longer term contracts have been more common (i) in most international drilling markets for jack-up rigs and (ii) in several worldwide markets for deep water rigs, i.e. semi-submersible rigs and drillships. Due to the highly cyclical nature of the offshore drilling business, the Company seeks longer-term contracts for the employment of a portion of its rig fleet, both domestically for deep water assets and internationally for jack-ups. Such contracts help mitigate the volatility of the Company's results.

     At the present time, the Company has long term international contracts for two of its jack-ups, the MARINE 201 and the MARINE 305. The MARINE 201 is operating in India under a one-year contract that started in November 1995. The contract includes eight three-month extension options, four of which have been exercised by its customer, that will provide for the rig's employment through at least November 1997. Based upon conversations with the rig's customer, the Company currently expects this contract to be extended (pursuant to extension options) into 1998. The MARINE 305 has received a one-year contract with a major oil company commencing in the third quarter in Southeast Asia. This contract includes options that could, if exercised, extend its term for up to an additional year. The rig, which was acquired in August 1996, is currently being upgraded and refurbished in the Middle East. In addition to the foregoing term contracts, the Company's semi-submersible rig, the MARINE 500, is contracted in Southeast Asia under two contracts that provide for the rig's employment through November 1997 (or through April 1998 if all extension options are exercised). The Company is currently seeking to obtain a long-term contract for this rig for operations in deeper water depths (1,500 feet to 5,000 feet). If the Company is successful in obtaining such a contract, it will upgrade the rig to meet the technical characteristics required by the specific contract.

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

         Since mid-1995, a combination of improved jack-up rig demand and rig mobilizations to other international markets has resulted in improved jack-up utilization and day rates. Improved utilization of jack-up rigs in the U.S. Gulf of Mexico during the third and fourth quarters of 1995 continued into and throughout 1996 and is still continuing during the first quarter of 1997. Utilization of jack-up rigs in this market as of May 6, 1997 was 89% (119 rigs working out of a supply of 133 rigs) as compared with an average of 83% (114 rigs working out of a supply of 137 rigs) for the first three months of 1996. With 12 of its 14 jack-up rigs located in the U.S. Gulf of Mexico, the Company is well positioned to benefit from the improved rig demand in this market.

    Bay of Campeche

         During most of 1993 and early 1994, demand for jack-up rigs was strong in the Bay of Campeche, offshore Mexico in the southern Gulf of Mexico. The Bay of Campeche drilling market, however, generally deteriorated in late 1994 and early 1995. The Company has had a significant presence in the Bay of Campeche in prior years and is continuing to actively market its fleet in the Bay of Campeche. Demand for rigs in the Bay of Campeche has dropped from a high of 23 rigs in 1993 to 7 rigs in 1995 and has increased to an average of 9 rigs for the first three months of 1997. Jack-up utilization in the Bay of Campeche for the first three months of 1996 was approximately 70% (7 jack-ups working out of a supply of 10 rigs) compared to 100% (10 jack-ups working out of a supply of 10 rigs) as of May 6, 1997.

    India

         In 1995, the Company entered into a one-year term contract for the MARINE 201 to operate off the east coast of India. That rig commenced operations under this contract in mid-November 1995. Under the contract, the customer has options to extend the contract for up to eight three-month periods, four of which have been exercised ensuring this rig's employment through November 1997. Annual demand for jack-ups in India has generally averaged between 20 to 26 rigs during the past few years. During this time, jack-up utilization has been stable in the range of 89% to 93%. The government of India recently approved investment in the oil and gas sector by non-Indian energy companies. As a result of these actions, jack-up rig demand has recently increased, and most industry analysts expect that demand could increase further in the near term.

    Southeast Asia

         In January 1997, the Company entered into a one-year contract with a major oil company for the MARINE 305 to begin work in Southeast Asia. The contract will begin in the third quarter of 1997 and is expected to generate total revenues of approximately $28,000,000. In December 1996, the Company acquired the MARINE 500, a second-generation semi- submersible rig. The rig began operating in late February and is currently drilling offshore Indonesia on a short-term contract. In April, the Company signed another short-term contract to drill three wells with three option wells. The Company will continue to seek long-term contracts for both rigs in this market. There are currently 24 jack-ups and 12 semi-submersibles in this market as of May 6, 1997 with working utilization at 54% for jack-ups and 83% for semi- submersibles. Utilization based upon rigs under contract is currently 92% for jack-ups and 100% for semi-submersibles, primarily due to rigs in the shipyard which have not yet started working under their respective contracts. Thus, utilization in this market is currently strong.

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

                                               THREE MONTHS ENDED                YEARS ENDED
                                                    MARCH 31,                    DECEMBER 31,
                                          ---------------------------     ---------------------------
                                              1997            1996            1996            1995
                                          -----------     -----------     -----------     -----------
INDUSTRY(1):
    U.S. GULF OF MEXICO:
    Total jack-up rigs .................     134.8           137.2           135.9           140.1
    Working jack-up rigs ...............     119.5           113.5           118.5           104.6
    Utilization ........................       89%             83%             87%             75%

    Total semi-submersible rigs ........      33.4            28.8            30.4            24.2
    Working semi-submersible rigs ......      22.8            22.1            22.0            16.8
    Utilization ........................       68%             77%             72%             69%

    ALL OTHER MARKETS:
    Total jack-up rigs .................     243.3           246.7           246.0           246.7
    Working jack-up rigs ...............     211.8           203.3           208.5           197.5
    Utilization ........................       87%             82%             85%             80%

    Total semi-submersible rigs ........     111.3           114.0           112.8           117.2
    Working semi-submersible rigs ......      94.8            84.4            90.4            82.6
    Utilization ........................       85%             74%             80%             70%

COMPANY(2):
    Total jack-up rigs .................      14.0            13.0            13.4            13.0
    Working jack-up rigs ...............      12.0            11.1            12.4             8.9
    Utilization ........................       86%             85%             93%             69%
    Non-marketed jack-up rigs ..........       2.0             1.2             0.9             3.0
    Utilization of marketed jack-up rigs      100%             94%             99%             89%

    Total semi-submersible rigs ........       1.0             --              --              --
    Working semi-submersible rigs ......       0.5             --              --              --
    Utilization ........................       50%             --              --              --
    Non-marketed semi-submersible rigs .       0.5             --              --              --
    Utilization of marketed semi-
         submersible rigs ..............      100%             --              --              --

    Average jack-up rig day rates(3) ...  $31,796         $21,026         $24,343         $19,289
    Average semi-submersible rig
         day rates (3)(4) ..............  $58,043              --              --             --
    Average day rates for all rigs (3) .  $32,768         $21,026         $24,343         $19,289

---------------------------------
(1) Average of weekly data published by Offshore Data Services.

(2) The numbers included in the table represent the average number of rigs operated by the Company for the periods indicated.

(3) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract and working during that period.

(4) The Company did not operate any semi-submersibles prior to 1997; therefore, prior year data is omitted.

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

  A daywork contract generally extends over a period of time covering either the drilling of a single well, a group of wells or a stated term. The customer may terminate the contract if the drilling rig is destroyed or lost, or if drilling operations are suspended for a specified period of time as a result of breakdown of major equipment or other specific events. The duration of drilling contracts has tended to be on a well-by-well basis, while contracts in the deep water and international jack-up markets typically have tended to be on a term basis. Until recently the Company's experience during recent years has been consistent with this general rule. As a result of the substantial improvement in the U.S. Gulf of Mexico drilling market, the Company has been able to obtain term contracts on its domestic rigs ranging from six months to two years. To the extent available, the Company will continue to focus upon obtaining additional term contracts, both foreign and domestic, in the future.

  The Company obtains most of its contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. dollars.

  The Company provides drilling services to a customer base that includes independent and major oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, that at current levels of activity, the Company would have alternative customers for its services if it lost any single customer, and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis.

FINANCIAL CONDITION -- GENERAL

  The following is a discussion of the Company's financial condition, results of operations, historical financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in Item 1 of this report.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Sources and Uses of Cash

       The Company had working capital at March 31, 1997 of $92,223,000 as compared to working capital of $96,671,000 at December 31, 1996. Net cash provided by operating activities was $13,075,000 for the three months ended March 31, 1997 compared to $8,781,000 for the three months ended March 31, 1996, an increase of $4,294,000 or 49%. Cash used in investing activities was $22,395,000 for the three months ended March 31, 1997 including capital expenditures of $12,926,000 and purchases of short-term investments offset by the maturity of short-term investments compared to cash used in investing activities of $6,463,000 for the three months ended March 31, 1996. Capital expenditures for the three months ended March 31, 1997 consisted of (i) the upgrade and refurbishment of the MARINE 305, (ii) refurbishments to the MARINE 500 and (iii) purchase of drill pipe. Net cash used in financing activities was $11,703,000 consisting of the prepayment of debt, an increase in restricted cash and proceeds from the exercise of common stock options.

    Authorized Stock Repurchase

       On March 7, 1995, the Company announced that its Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. The action reflects the Company's view that its shareholders would benefit from such repurchases. The repurchases may be effected, from time to time, in accordance with applicable securities laws, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the repurchase program. Subject to applicable securities laws, such repurchases shall be at such time and in such amounts as the Company deems appropriate. Shares purchased pursuant to the program may be issued to fund stock option exercises pursuant to the Company's compensation plans and to make certain matching contributions to the Company's 401(k) plan. The Company currently intends to fund such repurchases from working capital. During the first quarters of 1997 and 1996, no shares were repurchased by the Company. In earlier periods, the Company repurchased approximately 800,000 shares that were subsequently reissued as discussed above. At March 31, 1997, the Company held no treasury shares and the number of shares authorized for repurchase pursuant to its repurchase program was 4,000,000.

    Credit Agreement

       In March 1997, the Company entered into a new credit agreement, the "New Loan Agreement," with Bankers Trust Company ("BTCo"), Christiania Bank og Kreditkasse ("CBK"), and certain other banks providing financing up to $100,000,000 to be used for rig acquisitions and upgrades. This agreement includes a revolving credit facility available through December 31, 1999, which can be converted into a four-year term loan. Interest and facility fees are generally payable quarterly during the terms of both facilities. Principal during the term loan facility is payable quarterly in equal installments beginning March 31, 2000. Interest accrues at (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The agreement is secured by all of the Company's current rig fleet as well as certain other collateral assignments. The Company has no borrowings outstanding under this agreement at March 31, 1997. In connection with the consummation of the New Loan Agreement, the Company repaid and terminated its prior $35,000,000 credit facility with a U.S. financial institution during February 1997.

    Other Activities

       In January 1997, the Company entered into a one-year contract to operate the MARINE 305 in Southeast Asia for a major oil company. This contract is currently expected to generate revenues of approximately $28,000,000 and will commence upon the completion of the rig's upgrade and refurbishment activities in the third quarter of 1997.

       The Company entered into a three-well contract in April 1997 to operate the MARINE 500 in the Gulf of Thailand. This contract includes three option wells. If all options are exercised, the term of the contract will be approximately 360 days. Operations are scheduled to commence the first of July 1997.

       Repairs on the MARINE 15, a 250 foot mat supported slot jack-up rig, which was damaged as a result of a fire in late November 1996, were completed during April 1997 and the rig subsequently began operations under a one-year contract.

    Projected Capital Expenditures

       The Company recently executed an agreement to acquire the DEEPSEA STAVANGER from Deep Sea at a price of $54,500,000. The rig, currently located in Norway, will be named the MARINE 700.

       In addition, the Company has obtained an option to acquire under certain circumstances approximately 48% of the outstanding shares of Deep Sea ASA currently held by its two largest shareholders. Deep Sea is a Norwegian company traded on the Oslo stock exchange whose primary asset is the DEEPSEA STAVANGER. If the Company is successful in acquiring two-thirds or more of the outstanding shares of Deep Sea, the rig acquisition agreement may be terminated and the Company would become the primary shareholder thereof.

       The Company subsequently commenced a voluntary tender offer pursuant to Norwegian law to acquire 100% of the outstanding shares of Deep Sea. As of May 9, 1997, the Company's tender had been accepted by approximately 86% of Deep Sea's shareholders and the Company has notified Deep Sea that it intends to acquire those tendered shares at an aggregate price of approximately $45.9 million. The Company anticipates that it will close this transaction on or about May 21, 1997. In addition, pursuant to Norwegian law, the Company will have to make a mandatory tender offer in early June for the remaining shares that were not tendered under the voluntary tender offer. If all of the remaining shares are tendered, the Company will expend approximately $7.6 million for those shares.

       The MARINE 700 will require additional expenditures to complete its construction and equip it for service. At this time, the Company is conducting a detailed engineering study to determine the cost of these activities. The Company plans to obtain a term contract of significant term prior to making significant additional expenditures related to the rig. The Company's preliminary analysis indicates that these additional expenditures will be in the range of $140,000,000 to $175,000,000. This estimate could change materially based upon further analysis and customer required features. The funding of the acquisition of Deep Sea (including the ownership of the rig) will be from the Company's working capital. The sources of funding for the future rig completion expenditures have not yet been determined, however, the Company anticipates that it will seek to obtain a nonrecourse term loan for this project subsequent to obtaining a term drilling contract therefor.

       The Company expects to spend approximately $39,000,000 in 1997 for other capital expenditures, consisting primarily of expenditures of approximately $29,500,000 to upgrade and refurbish the MARINE 305.

       The Company will continue to pursue direct or indirect acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the New Loan Agreement or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their capability to obtain longer term contracts including, among other projects, water depth upgrades to the MARINE 500 and the completion of the MARINE 700. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made and other factors. It is expected, however, that such programs will involve adding top drive drilling systems, converting power systems, increasing water-depth capabilities, adding a cantilever feature or making other modifications to selected rigs.

       With regard to fleet expansion, the Company believes that segments of the offshore drilling market are continuing to undergo consolidation and such consolidation may present acquisition opportunities. The Company will continue to explore additional acquisition opportunities, including opportunities in the deep water drilling sector, but there can be no assurance as to the timing of any such acquisitions or that any acquisitions will be made.

       The Company believes that its available funds, together with cash generated from operations and amounts that may be borrowed under the New Loan Agreement and other potential funding sources will be sufficient to fund its required capital expenditures, working capital and debt service requirements for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, especially the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements. In particular, the potential sources of funding to complete and equip the MARINE 700 for operations may not be available at the time or in sufficient amounts to allow the Company to successfully complete this project.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
                         THREE MONTHS ENDED MARCH 31, 1996

    Revenues

       Revenues for the first quarter of 1997 increased $15,511,000 (73%) from $21,239,000 to $36,750,000 compared to the same period in 1996. The increase in revenues was the result of three factors: (i) a 56% increase in average day rates from $21,026 in 1996 to $32,768 in 1997, (ii) an increase in the number of marketed rigs from 12 in 1996 to 13 in 1997 and (iii) an increase in utilization of marketed rigs from 94% in 1996 to 100% in 1997. The increases in utilization and average day rates resulted from increased drilling activity in the U.S. Gulf of Mexico and from the activation of the MARINE 500 in late February 1997.

    Costs and Expenses

       Contract drilling expense for the first quarter of 1997 increased $2,944,000 (22%) from $13,532,000 to $16,476,000 compared to the same period in
1996. Labor expense increased by $2,300,000 (33%) and was partially offset by decreases in both employer liability claims and insurance costs. The increase in labor cost was primarily the result of an increase in the number of domestic working rigs from 10 in 1996 to 12 in 1997 and due to wage increases.

       Depreciation and amortization expense for the first quarter of 1997 increased $884,000 (33%) from $2,697,000 to $3,581,000 compared to the same period in 1996. The increase resulted primarily from the acquisition of the MARINE 500, the addition of a top drive and equipment upgrades on the MARINE 15 and MARINE 300, and purchases of drill string and other capital expenditures.

       General and administrative expense increased $371,000 (26%) from $1,410,000 for the first quarter of 1996 to $1,781,000 for the same period in 1997. The increase in the first quarter of 1997 was primarily the result of increased labor due to additional personnel, an increase in professional services and an increase in international travel.

    Interest Expense

       Interest expense for the first quarter of 1997 was $350,000 and consisted of the following: (i) nonutilization fee of $200,000 based on a 2% rate on an outstanding balance of $10,000,000, (ii) interest of $115,000 based on an average rate of 8.1% with an average balance of $10,000,000, (iii) credit facility fees of $7,000 based on a .25% rate with an average unused balance of $21,500,000, (iv) agency fee of $50,000, (v) commitment fees of $20,000 based on a .30% rate with an average unused balance of $100,000,000 and (vi) offset by capitalized interest of approximately $42,000. Interest expense for the first quarter of 1996 was $181,000.

    Interest Income

       Interest income increased $865,000 from $192,000 for the first quarter of 1996 to $1,057,000 for the same period in 1997. The increase was related primarily to increased cash balances and, to a lesser extent, higher interest rates.

    Income Taxes

       Income tax expense of $5,481,000 for the first quarter of 1997 consisted of (i) current U.S. federal taxes of $1,039,000, (ii) current foreign taxes of $73,000, (iii) the effect of tax benefits related to common stock issued pursuant to the Marine Drilling 1992 Long-Term Incentive Plan $842,000, (iv) the realization of pre-quasi-reorganization net operating loss carryforwards of $2,952,000 and (v) deferred U.S. federal income taxes of $575,000.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

    The Company has various claims filed against its subsidiaries in the ordinary course of business, particularly claims alleging personal injuries. It is the belief of management that the Company has established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending claims, actions or proceedings against the Company would have a material adverse effect on its financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibits No.         Description

15                   Letter regarding unaudited interim financial information

27                   Financial Data Schedule
                     (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)




(a) Reports on Form 8-K:

    No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MARINE DRILLING COMPANIES, INC.
                                           (Registrant)



Date:  May 14, 1997                    By    /s/  WILLIAM H. FLORES
                                           ------------------------------------
                                           William H. Flores
                                           Executive Vice President
                                           Chief Financial Officer and Director
                                           (Principal Financial Officer)

Date:  May 14, 1997                    By    /s/  JOAN R. SMITH
                                           ------------------------------------
                                           Joan R. Smith
                                           Vice President, Controller and
                                           Secretary
                                           (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  15          -  Letter regarding unaudited interim financial information

  27          -  Financial Data Schedule
                 (Exhibit 27 is being submitted as an exhibit only in the
                 electronic format of this Quarterly Report on Form 10-Q
                 being submitted to the U.S. Securities and Exchange
                 Commission.)