Form 10-Q
period 1997-06-30
MARINE DRILLING COMPANIES INC
filed 1997-08-14
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------

                                   FORM 10-Q


 (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM ____________ TO ___________


                        COMMISSION FILE NUMBER: 0-18309

                            -----------------------

                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



                              TEXAS                                                         74-2558926
 (State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification Number)


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

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 12, 1997 -- 51,529,011

================================================================================

                        MARINE DRILLING COMPANIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                                                                    Page
                                                                                                                    ----
PART I - FINANCIAL INFORMATION


Item 1.          Index to Financial Statements
                       Independent Auditors' Review Report.....................................................        1

                       Consolidated Balance Sheets -
                       June 30, 1997 and December 31, 1996.....................................................        2

                       Consolidated Statements of Operations -
                       Three and Six Months Ended June 30, 1997 and 1996.......................................        3

                       Consolidated Statements of Cash Flows -
                       Six Months Ended June 30, 1997 and 1996.................................................        4

                       Notes to Consolidated Financial Statements..............................................        6


Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................................................        8


PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.............................................................................       17

Item 4.          Submission of Matters to a Vote of Security Holders...........................................       17

Item 5.          Other Information.............................................................................       17

Item 6.          Exhibits and Reports on Form 8-K..............................................................       18


SIGNATURES...................................................................................................         19






                                      (i)

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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





         Houston, Texas
         July 25, 1997

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                    JUNE 30,   DECEMBER 31,
                                                                     1997         1996
                                                                   ---------    ---------
                                    ASSETS

Current Assets:
   Cash and cash equivalents                                       $   4,660    $  69,761
   Restricted cash                                                     4,200        2,200
   Short-term investments                                              9,988        9,990
   Accounts receivable - trade and other, net                         36,931       21,378
   Inventory                                                             623          897
   Prepaid expenses and other                                          2,722        1,461
                                                                   ---------    ---------
       Total current assets                                           59,124      105,687
Property and Equipment                                               266,199      182,200
   Less accumulated depreciation                                      40,727       33,463
                                                                   ---------    ---------
       Property and equipment, net                                   225,472      148,737
Goodwill                                                                 455           --
Other                                                                  1,369          523
                                                                   ---------    ---------
                                                                   $ 286,420    $ 254,947
                                                                   =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                               $      --    $   1,000
   Accounts payable                                                    6,100        3,249
   Accrued expenses                                                    6,791        4,284
   Current tax liability                                               3,666           --
   Employer's liability claims, current                                1,000          483
                                                                   ---------    ---------
       Total current liabilities                                      17,557        9,016
Long-Term Debt                                                            --        9,000
Employer's Liability Claims, non-current and other                     1,642        1,469
Minority Interest in Subsidiary                                        1,717           --
Deferred Income Taxes                                                 12,526       13,729
Shareholders' Equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 51,418,860 and 51,262,519 shares,
     as of June 30, 1997 and December 31, 1996, respectively             514          513
   Common stock restricted                                            (1,309)        (628)
   Additional paid-in capital                                        193,401      184,992
   Retained earnings from January 1, 1993                             60,372       36,856
                                                                   ---------    ---------
       Total shareholders' equity                                    252,978      221,733
                                                                   ---------    ---------
Commitments and contingencies                                             --           --
                                                                   ---------    ---------
                                                                   $ 286,420    $ 254,947
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  JUNE 30,                            JUNE 30,
                                       ------------------------------      ------------------------------
                                           1997              1996              1997              1996
                                       ------------      ------------      ------------      ------------
Revenues                               $     44,486      $     27,360      $     81,236      $     48,599

Costs and Expenses:
     Contract drilling                       18,557            15,679            35,033            29,211
     Depreciation and amortization            4,047             2,873             7,628             5,570
     General and administrative               2,007             2,203             3,788             3,613
                                       ------------      ------------      ------------      ------------
                                             24,611            20,755            46,449            38,394
                                       ------------      ------------      ------------      ------------
         Operating income                    19,875             6,605            34,787            10,205
                                       ------------      ------------      ------------      ------------

Other Income (Expense):
     Interest expense                           (71)             (203)             (421)             (384)
     Interest income                            669               222             1,726               414
     Other income (expense)                      47                28                87                86
                                       ------------      ------------      ------------      ------------
                                                645                47             1,392               116
                                       ------------      ------------      ------------      ------------
Income before income taxes                   20,520             6,652            36,179            10,321
Income tax expense                            7,182             2,398            12,663             3,755
                                       ------------      ------------      ------------      ------------
Net income                             $     13,338      $      4,254      $     23,516      $      6,566
                                       ============      ============      ============      ============
Income per common share                $       0.26      $       0.10      $       0.46      $       0.15
                                       ============      ============      ============      ============
Weighted average common shares
     outstanding                         51,408,251        44,338,438        51,369,324        44,071,363
                                       ============      ============      ============      ============




               See notes to consolidated financial statements and
                   accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                               ----------------------
                                                                                 1997          1996
                                                                               --------      --------
Cash Flows From Operating Activities:

     Net income                                                                $ 23,516      $  6,566

     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                           7,628         5,570
          Deferred income taxes                                                     943         1,757
          Pre-quasi-reorganization net operating loss carryforwards               5,631            --
          Tax effects of common stock issued pursuant to
            long-term incentive plan                                                795         1,854
          Gain on disposition of equipment                                          (53)          (88)
          Loss on sale of short-term investments                                      2            --
          Accrual of compensation expense, net                                      350           202
          Issuance of common stock to Employee 401(k) Plan
            and the Non-Employee Directors' Plan                                    654           492
          Amortization of interest income                                          (453)           --
          Changes in operating assets and liabilities:
            Receivables                                                         (15,537)         (879)
            Other current assets                                                   (987)       (1,099)
            Payables, accrued expenses, current taxes and
              employer's liability claims                                         6,802          (166)
            Other                                                                (1,117)          (86)
                                                                               --------      --------

              Net cash provided by operating activities                          28,174        14,123
                                                                               --------      --------

Cash Flows From Investing Activities:
     Purchase of short-term investments                                         (19,514)           --
     Maturity of short-term investments                                          19,967            --
     Purchase of equipment                                                      (29,965)       (9,550)
     Acquisition of company, net of cash acquired                               (52,134)           --
     Proceeds from disposition of equipment                                          72           228
                                                                               --------      --------

              Net cash used in investing activities                             (81,574)       (9,322)
                                                                               --------      --------

Cash Flows From Financing Activities:
     Proceeds from exercise of stock options                                        299         1,493
     Payment of debt                                                            (10,000)           --
     Increase in restricted cash                                                 (2,000)           --
                                                                               --------      --------

              Net cash provided by (used in) financing activities               (11,701)        1,493
                                                                               --------      --------

              Net increase (decrease) in cash and cash equivalents              (65,101)        6,294

Cash and cash equivalents at beginning of period                                 69,761        12,260
                                                                               --------      --------

Cash and cash equivalents at end of period                                     $  4,660      $ 18,554
                                                                               ========      ========





               See notes to consolidated financial statements and
                   accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                            --------------------
                                                                              1997        1996
                                                                            --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                           $    468      $434
         Income taxes                                                          3,698       145

     Noncash investing and financing activities:
         Issuance of 62,000 and 60,833 shares in 1997 and 1996
             respectively, of restricted common stock                       $  1,081      $368
         Forfeitures of 3,000 shares in 1997 of restricted common stock           50        --

     Business acquisition, net of cash acquired:
         Working capital, other than cash                                   $    750      $ --
         Plant and equipment                                                 (54,146)       --
         Purchase price in excess of the net assets acquired                    (455)       --
         Minority interest                                                     1,717        --
                                                                            --------      ----

                 Net cash used for acquisition                              $(52,134)     $ --
                                                                            ========      ====





               See notes to consolidated financial statements and
                   accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the six months ended June 30, 1997 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrants' independent public accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.) Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted in the fourth quarter of 1997. The impact of adopting SFAS 128 is anticipated to be immaterial.

         Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 required that all entities disclose in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. An entity is to disclose within the financial statements the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to preferred and redeemable stock. The Company's adoption of SFAS 129 in the fourth quarter of 1997 is not expected to have a material impact on reported results.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including unrecognized foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 130 to have a material effect on reported results.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segment of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on its reported results.



(3)      INCOME TAXES

         Income taxes consist of the following:

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                     --------------------      -------------------
                                                      1997         1996         1997        1996
                                                     -------      -------      -------     -------
Current:
    U.S. federal ..................................  $ 3,666      $   (64)     $ 4,705     $     1
    State .........................................       44           --           44          --
    Foreign .......................................      472           70          545         143
                                                     -------      -------      -------     -------
                                                       4,182            6        5,294         144
                                                     -------      -------      -------     -------

Other:
    U.S. federal - deferred .......................      368        1,190          943       1,757
    Tax benefits not recognized in
        the statement of operations
            Pre-quasi-reorganization net operating
                loss carryforwards ................    2,679           --        5,631          --
            Tax effects of common stock
                issued pursuant to long-term
                incentive plan ....................      (47)       1,202          795       1,854
                                                     -------      -------      -------     -------
                                                       3,000        2,392        7,369       3,611
                                                     -------      -------      -------     -------
Total tax provision ...............................  $ 7,182      $ 2,398      $12,663     $ 3,755
                                                     =======      =======      =======     =======

         For the six months ended June 30, 1997 and 1996, the effective tax rate for financial reporting purposes was 35% and 36% respectively, which approximates the U.S. federal statutory rate of 35%. The effective rate was higher than the statutory rate in 1996 due to the Company's treatment of foreign tax payments.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and December 31, 1996 are presented below.

                                                            JUNE 30,     DECEMBER 31,
                                                              1997          1996
                                                            --------      --------
                                                                (IN THOUSANDS)
Deferred tax assets:
    Net operating loss carryforwards .....................  $ 18,435      $ 24,065
    Investment tax, general business and alternative
        tax credit carryforwards .........................     4,862         4,862
    Employer's liability claims ..........................       871           683
    Allowance for bad debts ..............................        53            53
                                                            --------      --------
    Total gross deferred tax assets ......................    24,221        29,663
    Less valuation allowance .............................   (21,204)      (28,980)
                                                            --------      --------
    Net deferred tax assets ..............................     3,017           683
                                                            --------      --------

Deferred tax liabilities:
    Plant and equipment, principally due to differences
        in depreciation ..................................    14,636        13,344
    Deferred intercompany gains and losses ...............       907         1,068
                                                            --------      --------
    Total gross deferred tax liabilities .................    15,543        14,412
                                                            --------      --------
Net deferred tax liability ...............................  $ 12,526      $ 13,729
                                                            ========      ========

(4)      NET INCOME PER COMMON SHARE

         Net income per common share for the three and six months ended June 30, 1997 and 1996 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

(5)      COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

(6)      SUBSEQUENT EVENTS

         The Company entered into a three-year contract for the MARINE 500, which is projected to commence on or before January 1, 1999. Drilling will take place in the Pacific Rim, Southeast Asia, offshore Australia and New Zealand. The rig will be upgraded to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. The rig will be taken out of service mid-1998 for four to six months for the upgrade, which is expected to cost $70 to $80 million.

         In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey to bareboat charter their semi-submersible Kan Tan III for a period of five years. The Kan Tan III is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement commences when a minimum one-year contract is awarded. The rig is scheduled to undergo a refurbishment program by the rig owners prior to commencement of the first contract. The Company is actively seeking a long-term contract for this rig.

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

DRILLING MARKETS AND UTILIZATION

    General

         Since 1995, most of the world's significant offshore drilling markets have experienced improved rig utilization and day rates. According to Offshore Data Services, as of August 5, 1997, worldwide jack-up utilization was 89% (338 rigs working out of a supply of 378 rigs) compared to 83% average utilization (320 rigs working out of a supply of 384 rigs) during the first six months of 1996. Worldwide semi-submersible rig utilization as of August 5, 1997 was 81% (117 rigs working out of a supply of 145 rigs) compared to 77% average utilization (110 rigs working out of a supply of 143 rigs) during the first six months of 1996.

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

         Contract terms in the offshore drilling business range from well-to-well contracts that are very short in length, e.g. 30 days, to long term contracts of three or more years. Until recently, drilling contracts for jack-up rigs in the Company's primary operating area, the U.S. Gulf of Mexico, have been predominately short term contracts. On the other hand, longer term contracts have been more common (i) in most international drilling markets for jack-up rigs and (ii) in several worldwide markets for deep water rigs, i.e. semi-submersible rigs and drillships. Due to the highly cyclical nature of the offshore drilling business, the Company seeks longer-term contracts for the employment of a portion of its rig fleet (i) on a worldwide basis for deep water assets and (ii) internationally for jack-ups. Such contracts help mitigate the volatility of the Company's results.

         At the present time, the Company has long-term international contracts for three of its rigs, the MARINE 201, the MARINE 305 and the MARINE 500. The MARINE 201 is operating in India under a one-year contract that started in November 1995. That contract includes eight three-month extension options, four of which have been exercised by its customer, which will provide for the rig's employment through at least November 1997. Based upon conversations with the rig's customer, the Company currently expects this contract to be extended (pursuant to extension options) into 1998. The MARINE 305 has received a one-year contract with a major oil company commencing in the third quarter in Southeast Asia. This contract includes options that could, if exercised, extend its term for up to an additional year. The rig, which was acquired in August 1996, was recently upgraded and refurbished in the Middle East and will be on location during August 1997. Recently, the Company entered into a three-year contract for the MARINE 500, which is projected to commence on or before January 1, 1999. Drilling will take place in the Pacific Rim, Southeast Asia, offshore Australia and New Zealand. The rig will be upgraded for the contract to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. The MARINE 500 is currently contracted in Southeast Asia under a contract that provides for the rig's employment through late 1997 (or through mid-1998 if all extension options are exercised).

         The Company is currently seeking to obtain a long-term contract for the MARINE 700, which was recently acquired with the acquisition of
96.2 percent of the outstanding shares of Marine Drilling ASA
(formerly Deep Sea ASA of Norway).

    U.S. Gulf of Mexico

         The jack-up drilling market in the U.S. Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Day rates can and have fluctuated significantly on relatively small changes in the rig supply and demand situation in this market. Since mid-1995, a combination of improved jack-up rig demand and rig mobilizations to other international markets has resulted in improved jack-up utilization and day rates. Improved utilization of jack-up rigs in the U.S. Gulf of Mexico during the third and fourth quarters of 1995 continued into and throughout 1996 and is still continuing during 1997. Utilization of jack-up rigs in this market as of August 5, 1997 was 92% (120 rigs working out of a supply of 130 rigs) as compared with an average of 85% (116 rigs working out of a supply of 136 rigs) for the first six months of 1996. With 12 of its 14 jack-up rigs located in the U.S. Gulf of Mexico, the Company is well positioned to benefit from the improved rig demand in this market.

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

    Southeast Asia

         In January 1997, the Company entered into a one-year contract with a major oil company for the MARINE 305 to begin work in Southeast Asia. The contract will begin in August 1997 and is expected to generate total revenues of approximately $28,000,000. In December 1996, the Company acquired the MARINE 500, a second-generation semi-submersible rig. The rig began operating in late February drilling offshore Indonesia on a short-term contract. In April 1997, the Company signed another short-term contract for the MARINE 500 to drill three wells with three option wells, which if exercised will extend the contract until mid-1998. The Company also recently entered into a three-year contract for that rig, which is projected to commence on or before January 1, 1999 and includes operations in Southeast Asia, the Pacific Rim, offshore Australia and New Zealand. Utilization in this market is currently strong, with contracted rig utilization of 91% and 100%, respectively, for jack-ups and semi-submersibles.

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

                                           THREE MONTHS ENDED            SIX MONTHS ENDED                YEARS ENDED
                                                JUNE 30,                     JUNE 30,                    DECEMBER 31,
                                       ------------------------      ------------------------      ------------------------
                                          1997          1996           1997           1996           1996            1995
                                       ---------      ---------      ---------      ---------      ---------      ---------
INDUSTRY(1):
  U.S. GULF OF MEXICO:
  Jack-ups
    Total rigs ...................         132.6          136.7          133.6          136.9          135.9          140.1
    Working rigs .................         119.8          118.5          119.6          116.0          118.5          104.6
    Utilization ..................            90%            87%            90%            85%            87%            75%

  Semi-submersibles
    Total rigs ...................          33.7           29.4           33.6           29.1           30.4           24.2
    Working rigs .................          25.5           21.9           24.2           22.0           22.0           16.8
    Utilization ..................            76%            74%            72%            76%            72%            69%

  ALL OTHER MARKETS:
  Jack-ups
    Total rigs ...................         245.5          246.8          244.4          246.7          246.0          246.7
    Working rigs .................         216.9          205.0          214.4          204.1          208.5          197.5
    Utilization ..................            88%            83%            88%            83%            85%            80%

  Semi-submersibles
    Total rigs ...................         110.3          114.2          110.8          114.1          112.8          117.2
    Working rigs .................          90.9           91.8           92.8           88.1           90.4           82.6
    Utilization ..................            82%            80%            84%            77%            80%            70%

COMPANY(2):
  Jack-ups
    Total rigs ...................          14.0           13.0           14.0           13.0           13.4           13.0
    Working rigs .................          12.8           12.8           12.4           11.9           12.4            8.9
    Utilization ..................            91%            98%            89%            92%            93%            69%
    Non-marketed rigs ............           1.2            0.2            1.6            0.7            0.9            3.0
    Utilization of marketed rigs..           100%           100%           100%            97%            99%            89%

  Semi-submersibles
    Total rigs ...................           1.0             --            1.0             --             --             --
    Working rigs .................           1.0             --            0.7             --             --             --
    Utilization ..................           100%            --             73%            --             --             --
    Non-marketed rigs ............           0.0             --            0.3             --             --             --
    Utilization of marketed rigs..           100%            --            100%            --             --             --

  Average Day Rates
    Jack-up rigs(3) ..............     $  34,027      $  23,505      $  32,952      $  22,353      $  24,343      $  19,289
    Semi-submersible rigs(3)(4)...     $  54,823             --      $  55,832             --
    All rigs(3) ..................     $  35,539      $  23,505      $  34,230      $  22,353      $  24,343      $  19,289



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

(4) The Company did not operate any semi-submersibles prior to 1997; therefore, prior period data is omitted.

DRILLING OPERATIONS AND CUSTOMERS

         The Company's existing drilling contracts provide for compensation on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. Under most daywork contracts, the customer also pays the cost of moving the rig and related equipment to the job site and the costs of drilling the well (other than the costs of operating the rig, which are borne by the drilling contractor). Daywork contracts may provide for lower rates during periods when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or sea conditions or other conditions beyond the control of the Company. Historically, the Company has not marketed its rigs under fixed price or turnkey contracts.

         A daywork contract generally extends over a period of time covering either the drilling of a single well, a group of wells or a stated term. The customer may terminate the contract if the drilling rig is destroyed or lost, or if drilling operations are suspended for a specified period of time as a result of breakdown of major equipment or other specific events. The duration of drilling contracts has tended to be on a well-by-well basis, while contracts in the deep water and international jack-up markets typically have tended to be on a term basis. Until recently the Company's experience during recent years has been consistent with this general rule. As a result of the substantial improvement in the U.S. Gulf of Mexico drilling market, the Company has been able to obtain term contracts on some of its domestic rigs ranging from six months to two years. To the extent available, the Company will continue to focus upon obtaining additional term contracts, both foreign and domestic, in the future.

         The Company obtains most of its contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, generally provide for payment in U.S. dollars.

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

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Sources and Uses of Cash

         The Company had working capital at June 30, 1997 of $41,567,000 as compared to working capital of $96,671,000 at December 31, 1996. Net cash provided by operating activities was $28,174,000 for the six months ended June 30, 1997 compared to $14,123,000 for the six months ended June 30, 1996, an increase of $14,051,000 or 99.5%. Cash used in investing activities was $81,574,000 for the six months ended June 30, 1997 including capital expenditures of $29,965,000 and the acquisition of Marine Drilling ASA formerly known as Deep Sea ASA for $52,134,000, compared to cash used in investing activities of $9,322,000 for the six months ended June 30, 1996. Capital expenditures for the six months ended June 30, 1997 consisted of disbursements for (i) the upgrade and refurbishment of the MARINE 305, (ii) refurbishments to the MARINE 500 and (iii) purchase of drill pipe and other rig machinery. Net cash used in financing activities was $11,701,000 consisting of the debt prepayments and an increase in restricted cash offset by proceeds from the exercise of common stock options.

    Credit Agreement

         In March 1997, the Company entered into a new credit agreement, the "New Credit Facility," with Bankers Trust Company ("BTCo"), Christiania Bank og Kreditkasse ("CBK"), and certain other banks providing financing up to $100,000,000 to be used for rig acquisitions and upgrades. This agreement includes a revolving credit facility available through December 31, 1999, which can be converted into a four-year term loan. Interest and facility fees are generally payable quarterly during the terms of both facilities. Principal during the term loan facility is payable quarterly in equal installments beginning March 31, 2000. Interest accrues at (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The agreement is secured by all of the Company's current rig fleet as well as certain other collateral assignments. The Company has no borrowings outstanding under this agreement at June 30, 1997. In connection with the consummation of the New Credit Facility, the Company repaid and terminated its prior $35,000,000 credit facility with a U.S. financial institution during February 1997.

    Other Activities

         In January 1997, the Company entered into a one-year contract to operate the MARINE 305 in Southeast Asia for a major oil company. This contract is currently expected to generate revenues of approximately $28,000,000. The rig underwent an upgrade that was completed in July 1997. The rig is currently under tow and will be on location to commence operations in mid August 1997.

         The Company entered into a three-well contract in April 1997 to operate the MARINE 500 in the Gulf of Thailand offshore Malaysia. This contract includes three option wells. If all options are exercised, the term of the contract will be approximately 360 days, until mid-1998.

         Repairs on the MARINE 15, a 250 foot mat supported slot jack-up rig, which was damaged as a result of a fire in late November 1996, were completed during April 1997 and the rig subsequently began operations under a one-year contract.

         In late May 1997, the Company completed the acquisition of 93.7% of the shares of Deep Sea ASA, a Norwegian company. In a mandatory offering in late June 1997, the Company acquired an additional 2.5% of the outstanding shares bringing the total ownership to 96.2%. Deep Sea ASA's primary asset is the Deepsea Stavanger, a Bingo 8000 design bare-deck hull, which upon completion can be configured as either a fourth or fifth-generation semi-submersible. Deep Sea ASA was subsequently renamed Marine Drilling ASA and the rig was renamed the MARINE 700. The Company is actively seeking a long-term contract for this rig.

         A three-year contract for the MARINE 500 was executed in July 1997. The contract is projected to commence on or before January 1, 1999 and is expected to produce total revenues of $164,000,00 to $188,000,000. Pursuant to the terms of this contract, the rig will have to be upgraded to operate in water depths up to 5,000 feet.

         In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey to bareboat charter its semi-submersible Kan Tan III for a period of five years. The Kan Tan III is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement begins when the rig commences operations under a drilling contract having a term of a year or greater. The rig is scheduled to undergo a refurbishment program by the rig owners prior to commencement of the first contract. The Company is actively seeking a long-term contract for this rig.

    Projected Capital Expenditures

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

         As previously discussed, the MARINE 500 will be upgraded for its new contract to work in water depths up to 5,000 feet. The rig is expected to be taken out of service in mid-1998 for four to six months to complete the upgrades, which are projected to cost between $70,000,000 and $80,000,000.

         The Company expects to spend approximately $54,000,000 during the second half of 1997 for other capital expenditures, consisting primarily of expenditures to complete the upgrade and refurbishment of the MARINE 305 and to begin the completion of the MARINE 700.

         The Company will continue to pursue acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the New Credit Facility or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their capability to obtain longer-term contracts. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made and other factors.

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

         The Company believes that its available funds, together with cash generated from operations and amounts that may be borrowed under the New Credit Facility and other potential funding sources will be sufficient to fund its required capital expenditures, working capital and debt service requirements for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, especially the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements. In particular, the potential sources of funding (i) to complete and equip the MARINE 700 for operations and (ii) to upgrade the MARINE 500 may not be available at the time or in sufficient amounts to allow the Company to successfully complete these projects.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1996

    Revenues

         Revenues for the six months ended June 30, 1997 increased $32,637,000 (67%) from $48,599,000 to $81,236,000 compared to the same period in 1996. The increase in revenues was the result of three factors: (i) a 53% increase in average day rates from $22,353 in 1996 to $34,230 in 1997, which includes the addition of a semi-submersible rig at a higher day rate (ii) an increase in the number of marketed rigs from 12 in 1996 to 13 in 1997 and (iii) an increase in utilization of marketed rigs from 97% in 1996 to 100% in 1997. The increases in utilization and average day rates resulted from increased drilling activity in the U.S. Gulf of Mexico and from the activation of the MARINE 500 offshore Indonesia in late February 1997.

    Costs and Expenses

         Contract drilling expense for the six months ended June 30, 1997 increased $5,822,000 (20%) from $29,211,000 to $35,033,000 compared to the same period in 1996. The increase was mainly due to higher labor costs of $4,422,000 (30%) and was partially offset by decreases in both employer liability claims and insurance costs. Labor costs were higher primarily as a result of the increase in the number of working rigs and wage increases.

         Depreciation and amortization expense for the six months ended June 30, 1997 increased $2,058,000 (37%) from $5,570,000 to $7,628,000 compared to the same period in 1996. The increase was due to depreciation associated with expenditures for the following items - (i) the acquisition of the MARINE 500,
(ii) upgrades to the MARINE 15 and the MARINE 300, (iii) acquisitions of drill string and other drilling equipment; and amortization expense related (i) to deferred financing costs related to the New Credit Facility and (ii) the accelerated recognition of the deferred financing costs associated with the prepayment of the CIT Credit Facility.

         General and administrative expense increased $175,000 (5%) from $3,613,000 for the six months ended June 30, 1996 to $3,788,000 for the same period in 1997.

    Interest Expense

         Interest expense for the six months ended June 30, 1997 was $421,000 and consisted of the following: (i) nonutilization fee of $200,000 based on a 2% rate on an outstanding balance of $10,000,000 related to the early termination of the CIT Credit Facility, (ii) interest of $115,000 based on an average rate of 8.1% with an average balance of $10,000,000, (iii) credit facility fees of $7,000 based on a .25% rate with an average unused balance of $21,500,000, (iv) agency fee of $50,000, (v) commitment fees of $95,000 based on a .30% rate with an average unused balance of $100,000,000 and (vi) offset by capitalized interest of approximately $46,000. Interest expense for the six months ended June 30, 1996 was $384,000.

    Interest Income

         Interest income increased $1,312,000 from $414,000 for the six months ended June 30, 1996 to $1,726,000 for the same period in 1997. The increase was related primarily to increased cash balances and, to a lesser extent, higher interest rates.

    Income Taxes

         Income tax expense of $12,663,000 for the six months ended June 30, 1997 consisted of (i) current U.S. federal taxes of $4,705,000, (ii) current state taxes of $44,000, (iii) current foreign taxes of $545,000, (iv) deferred U.S. federal income taxes of $943,000, (v) the realization of pre-quasi-reorganization net operating loss carryforwards of $5,631,000 and
(vi) the tax effects of common stock issued pursuant to the Marine Drilling 1992 Long-Term Incentive Plan $795,000.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
                         THREE MONTHS ENDED JUNE 30, 1996

    Revenues

         Revenues for the second quarter of 1997 increased $17,126,000 (63%) from $27,360,000 to $44,486,000 compared to the same period in 1996. The increase in revenues was the result of two factors: (i) a 51% increase in average day rates from $23,505 in 1996 to $35,539 in 1997 and (ii) an increase in the number of marketed rigs from 13 in 1996 to 14 in 1997. The increase in average day rates resulted from increased drilling activity in the U.S. Gulf of Mexico and from the higher day rates working offshore Indonesia.

    Costs and Expenses

         Contract drilling expense for the second quarter of 1997 increased $2,878,000 (18%) from $15,679,000 to $18,557,000 compared to the same period in
1996. The increase was mainly due to higher labor costs of $2,146,000 (28%) and was partially offset by decreases in both employer liability claims and insurance costs. Labor costs were higher primarily as a result of the increased number of working rigs and wage increases.

         Depreciation and amortization expense for the second quarter of 1997 increased $1,174,000 (41%) from $2,873,000 to $4,047,000 compared to the same period in 1996. The increase resulted primarily from depreciation associated with the acquisition of the MARINE 500, upgrades for the MARINE 15, and purchases of rig machinery and other capital expenditures.

         General and administrative expense decreased $196,000 (9%) from $2,203,000 for the second quarter to $2,007,000 for the same period in 1997. The decrease was primarily the result of the incurrence in 1996 of $500,000 of general and administrative expenses related to potential rig acquisitions offset by increased labor costs, professional services and international travel in 1997.

    Interest Expense

         Interest expense for the second quarter of 1997 was $71,000 compared to $203,000 for the second quarter of 1996.

    Interest Income

         Interest income increased $447,000 from $222,000 for the second quarter of 1996 to $669,000 for the same period in 1997. The increase was related primarily to increased cash balances and, to a lesser extent, higher interest rates.

    Income Taxes

         Income tax expense of $7,182,000 for the second quarter of 1997 consisted of (i) current U.S. federal taxes of $3,666,000, (ii) current state taxes of $44,000, (iii) foreign taxes of $472,000, (iv) deferred U.S. federal income taxes of $368,000, (v) the realization of pre-quasi-reorganization net operating loss carryforwards of $2,679,000 and (vi) the tax effects of common stock issued pursuant to the Marine Drilling 1992 Long-Term Incentive Plan $(47,000).

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Stockholders of the Company was held on May 9, 1997. At the meeting, seven directors were elected by a vote of holders of Common Stock, as outlined in the company's Proxy Statement related to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees:

====================================================================================================================
                                                                                       BROKER
                                           IN FAVOR               WITHHELD            NON-VOTES         ABSTAINING
                                    ---------------------    ------------------    ---------------   ---------------
    NOMINEE        VOTES CAST           VOTES       %           VOTES      %        VOTES     %       VOTES     %
----------------- --------------    ---------------------    ------------ -----    -------- ------   --------- -----
Mr. Barbanell      46,145,179        43,357,707    84%        2,787,472    5%         -      -%         -       -%
Mr. Brown          46,145,179        43,358,007    84%        2,787,172    5%         -      -%         -       -%
Mr. Bull           46,145,179        43,358,007    84%        2,787,172    5%         -      -%         -       -%
Mr. Flores         46,145,179        43,358,007    84%        2,787,172    5%         -      -%         -       -%
Mr. Gregory        46,145,179        43,358,007    84%        2,787,172    5%         -      -%         -       -%
Mr. Linneman       46,145,179        43,358,007    84%        2,787,172    5%         -      -%         -       -%
Mr. Rask           46,145,179        43,358,007    84%        2,787,172    5%         -      -%         -       -%
====================================================================================================================

              The second item voted upon at the meeting was to approve and ratify the Marine Drilling 1992 Long-Term Incentive Plan, as amended and restated, with votes cast as follows:

====================================================================================================================
                                                                                 BROKER
                            IN FAVOR                    WITHHELD                NON-VOTES            ABSTAINING
                    -----------------------    -------------------------   -----------------   ---------------------
    VOTES CAST          VOTES         %            VOTES          %         VOTES       %        VOTES         %
  ---------------   -------------- --------    --------------  ---------   ---------  ------   -----------  --------
    46,145,179       30,536,581     66.2%       15,402,581      33.4%         -        -%       206,017      0.4%
====================================================================================================================



ITEM 5.       OTHER INFORMATION

              William H. Flores, Executive Vice President and Chief Financial Officer of the Company, will be resigning as an officer and director effective August 17, 1997 to accept employment with another company.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

                                      Description
         Exhibits No.

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

(b)           Reports on Form 8-K:

              One report was filed on Form 8-K during the second quarter of 1997.

              (1) Report of the Company dated June 4, 1997 regarding the acquisition of 93.7% of the shares of Deep Sea ASA, a Norwegian company.

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MARINE DRILLING COMPANIES, INC.
                                        (Registrant)


Date:  August 14, 1997              By    /s/  William H. Flores
                                        ----------------------------------------
                                        William H. Flores
                                        Executive Vice President
                                        Chief Financial Officer and Director
                                        (Principal Financial Officer)



Date:  August 14, 1997              By    /s/  Joan R. Smith
                                        ----------------------------------------
                                        Joan R. Smith
                                        Vice President, Controller and Secretary
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     15       Letter regarding unaudited interim financial information

     27       Financial Data Schedule
              (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)