Form 10-Q
period 1997-09-30
MARINE DRILLING COMPANIES INC
filed 1997-11-14
CIK 860521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q


         (Mark One)

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

                  [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _________________ to ________________


                         Commission File Number: 0-18309

                            ------------------------

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



-------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X       No      .
                                                           ----         ----

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 7, 1997 -- 51,881,335
===============================================================================

                         MARINE DRILLING COMPANIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Index to Financial Statements
                       Independent Auditors' Review Report ...................      1

                       Consolidated Balance Sheets -
                       September  30, 1997 and December 31, 1996 .............      2

                       Consolidated Statements of Operations -
                       Three and Nine Months Ended September 30, 1997 and 1996      3

                       Consolidated Statements of Cash Flows -
                       Nine Months Ended September 30, 1997 and 1996 .........      4

                       Notes to Consolidated Financial Statements ............      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .......................      8


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................      17

Item 6.  Exhibits and Reports on Form 8-K......................................      17


SIGNATURES ....................................................................      18



                                       (i)

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

Houston, Texas
October 21, 1997

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1997          1996
                                                                          ------------   ------------
                                       ASSETS
Current Assets:
   Cash and cash equivalents                                              $  18,848      $  69,761
   Restricted cash                                                            5,000          2,200
   Short-term investments                                                        --          9,990
   Accounts receivable - trade and other, net                                39,509         21,378
   Prepaid expenses and other                                                 6,693          1,461
   Inventory                                                                    535            897
                                                                          ---------      ---------
       Total current assets                                                  70,585        105,687
Property and Equipment                                                      279,831        182,200
   Less accumulated depreciation                                             45,059         33,463
                                                                          ---------      ---------
       Property and equipment, net                                          234,772        148,737
Goodwill                                                                        794             --
Other                                                                         1,338            523
                                                                          ---------      ---------
                                                                          $ 307,489      $ 254,947
                                                                          =========      =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                      $      --      $   1,000
   Accounts payable                                                           4,511          3,249
   Accrued expenses                                                           4,087          4,284
   Deferred revenue                                                           3,346             --
   Employer's liability claims, current                                         827            483
                                                                          ---------      ---------
       Total current liabilities                                             12,771          9,016
Long-Term Debt                                                                   --          9,000
Employer's Liability Claims, non-current and other                            1,812          1,469
Minority Interest in Subsidiary                                               1,704             --
Deferred Income Taxes                                                        14,690         13,729
Shareholders' Equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 51,866,811 and 51,262,519 shares,
     as of September 30, 1997 and December 31, 1996, respectively               519            513
   Common stock restricted                                                   (1,388)          (628)
   Additional paid-in capital                                               200,721        184,992
   Retained earnings from January 1, 1993                                    76,660         36,856
                                                                          ---------      ---------
       Total shareholders' equity                                           276,512        221,733
                                                                          ---------      ---------
Commitments and contingencies                                                    --             --
                                                                          ---------      ---------
                                                                          $ 307,489      $ 254,947
                                                                          =========      =========


See notes to consolidated financial statements and accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                       --------------------------     ------------------------------
                                           1997            1996           1997              1996
                                       ------------  ------------     ------------      ------------
Revenues                               $     51,198  $     29,819     $    132,434      $     78,418

Costs and Expenses:
     Contract drilling                       20,104        14,955           55,137            44,166
     Depreciation and amortization            4,382         2,975           12,010             8,545
     General and administrative               1,860         1,857            5,648             5,470
                                       ------------  ------------     ------------      ------------
                                             26,346        19,787           72,795            58,181
                                       ------------  ------------     ------------      ------------
         Operating income                    24,852        10,032           59,639            20,237
                                       ------------  ------------     ------------      ------------

Other Income (Expense):
     Interest expense                           (78)         (209)            (499)             (593)
     Interest income                            276           312            2,002               726
     Other income                               143           269              230               355
                                       ------------  ------------     ------------      ------------
                                                341           372            1,733               488
                                       ------------  ------------     ------------      ------------
Income before income taxes                   25,193        10,404           61,372            20,725
Income tax expense                            8,918         3,714           21,581             7,469
Minority interest                                13            --               13                --
                                       ------------  ------------     ------------      ------------
Net income                             $     16,288  $      6,690     $     39,804      $     13,256
                                       ============  ============     ============      ============
Income per common share                $       0.32  $       0.15     $       0.77      $       0.30
                                       ============  ============     ============      ============
Weighted average common shares
     outstanding                         51,650,599    45,028,616       51,466,904        44,392,776
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                      --------------------------------------
                                                                                            1997                    1996
                                                                                      --------------         ---------------
Cash Flows From Operating Activities:

     Net income                                                                       $      39,804          $       13,256

     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                                                      12,010                   8,545
          Deferred income taxes                                                               1,316                   5,069
          Pre-quasi-reorganization net operating loss carryforwards                           8,310                       -
          Tax effects of common stock issued pursuant to
            long-term incentive plan                                                          3,880                   2,092
          Gain on disposition of equipment                                                      (95)                   (358)
          Loss on sale of short-term investments                                                  2                       -
          Accrual of compensation expense, net                                                  467                     317
          Issuance of common stock to Employee 401(k) Plan
            and the Non-Employee Directors' Plan                                                966                     725
          Amortization of interest income                                                      (465)                   (122)
          Minority interest loss of consolidated subsidiary                                     (13)                      -
          Changes in operating assets and liabilities:
            Receivables                                                                     (18,131)                 (2,591)
            Other current assets                                                             (4,870)                   (607)
            Payables, accrued expenses, current taxes and
              employer's liability claims                                                     3,976                  (1,534)
            Other                                                                            (1,116)                   (109)
                                                                                      --------------         ---------------
              Net cash provided by operating activities                                      46,041                  24,683
                                                                                      --------------         ---------------

Cash Flows From Investing Activities:
     Purchase of short-term investments                                                     (19,514)                 (9,729)
     Maturity of short-term investments                                                      29,967                       -
     Purchase of equipment                                                                  (43,561)                (12,047)
     Acquisition of company, net of cash acquired                                           (52,510)                      -
     Proceeds from disposition of equipment                                                     114                     593
                                                                                      --------------         ---------------
              Net cash used in investing activities                                         (85,504)                (21,183)
                                                                                      --------------         ---------------

Cash Flows From Financing Activities:
     Payment of debt                                                                        (10,000)                      -
     Increase in restricted cash                                                             (2,800)                      -
     Proceeds from exercise of stock options                                                  1,350                   1,835
     Costs associated with shelf registration statements                                          -                    (135)
                                                                                      --------------         ---------------
              Net cash provided by (used in) financing activities                           (11,450)                  1,700
                                                                                      --------------         ---------------
              Net increase (decrease) in cash and cash equivalents                          (50,913)                  5,200
Cash and cash equivalents at beginning of period                                             69,761                  12,260
                                                                                      --------------         ---------------
Cash and cash equivalents at end of period                                            $      18,848          $       17,460
                                                                                      ==============         ===============


See notes to consolidated financial statements and accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                           1997               1996
                                                                                        ------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                       $       544        $       649
         Income taxes                                                                         9,332                309

     Noncash investing and financing activities:
         Issuance of 76,500 and 60,833 shares in 1997 and 1996
             respectively, of restricted common stock                                   $     1,323        $       368
         Forfeitures of 11,000 shares in 1997 of restricted common stock                         96                  -

     Business acquisition, net of cash acquired:
         Working capital, other than cash                                               $       766        $         -
         Plant and equipment                                                                (54,186)                 -
         Purchase price in excess of the net assets acquired                                   (807)                 -
         Minority interest                                                                    1,717                  -
                                                                                        ------------       ------------
                 Net cash used for acquisition                                          $   (52,510)       $         -
                                                                                        ============       ============




See notes to consolidated financial statements and accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the nine months ended September 30, 1997 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrants' independent public accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year.

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

         Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires that all entities disclose in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. An entity is to disclose within the financial statements the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to preferred and redeemable stock. The Company's adoption of SFAS 129 in the fourth quarter of 1997 is not expected to have a material impact on reported results.

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on its reported results.

(3)      NET INCOME PER COMMON SHARE

         Net income per common share for the three and nine months ended September 30, 1997 and 1996 excludes the effect of outstanding stock options inasmuch as the potential dilution from their exercise is less than three percent.

(4)      COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Form 10-Q, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) one or more prolonged reductions in oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico or for slot jack-up rigs; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the risks of delay and cost overruns attendant to large construction projects such as the upgrade and refurbishment of certain of the Company's rigs, including shortages of material or skilled labor, engineering problems, latent defects or damage to current equipment, work stoppages, weather interference and inability to obtain requisite permits or approvals; (ix) the return of market and other conditions similar to those in which the Company incurred net losses before extraordinary items for each of the years ended December 31, 1991, 1992 and 1995; (x) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xi) the risk that labor shortages could result in material wage increases; (xii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiv) adverse uninsured litigation results; and (xv) adverse tax consequences with respect to operations.

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

DRILLING MARKETS AND UTILIZATION

    General

         Since 1995, most of the world's significant offshore drilling markets have experienced improved rig utilization and day rates. According to Offshore Data Services, as of November 4, 1997, worldwide jack-up utilization was 91% (345 rigs working out of a supply of 378 rigs) compared to 84% average utilization (323 rigs working out of a supply of 383 rigs) during the first nine months of 1996. Worldwide semi-submersible rig utilization as of November 4, 1997 was 79% (116 rigs working out of a supply of 146 rigs) compared to 78% average utilization (112 rigs working out of a supply of 143 during the first nine months of 1996.

         Prior to 1996, the Company derived substantially all of its revenues from offshore drilling in the U.S. Gulf of Mexico and the Bay of Campeche (offshore Mexico). Six of the Company's rigs, the MARINE 201, MARINE 300, MARINE 303, MARINE 304, MARINE 305 and MARINE 500, are configured to work in international markets outside the U.S. Gulf of Mexico. Three of these rigs, the MARINE 201, MARINE 305 and MARINE 500, are currently operating internationally. The Company's other rigs could, if applicable modifications were made and certifications obtained, operate in certain areas outside of the U.S. Gulf of Mexico. The Company's rigs are not, however, suitable for areas, such as the North Sea, that require enhanced environmental operating capabilities.

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

         At the present time, the Company has long-term international contracts for three of its rigs, the MARINE 201, the MARINE 305 and the MARINE 500. The MARINE 201 is operating in India under a one-year contract that started in November 1995. That contract includes eight three-month extension options, all of which have been exercised by its customer, and will provide for the rig's employment through at least November 1998. The MARINE 305 received a one-year contract with a major oil company which commenced in August 1997 in Southeast Asia. This contract includes options that could, if exercised, extend its term for up to an additional year at mutually agreed rates. The rig, which was acquired in August 1996, was upgraded and refurbished in the Middle East. Recently, the Company entered into a three-year contract for the MARINE 500, which is projected to commence on or before January 1, 1999. Drilling will take place in the Pacific Rim, Southeast Asia, offshore Australia and New Zealand. Upgrades will be performed on the rig, per the contract, to allow the rig to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. Currently, the MARINE 500 is contracted in Southeast Asia under a contract that provides for the rig's employment through late 1997 (or through mid-1998 if all extension options are exercised).

         Currently, the Company is seeking to obtain a long-term contract for the MARINE 700, which was acquired during the second quarter of 1997 with the acquisition of 96.3 percent of the outstanding shares of Marine Drilling ASA (formerly Deep Sea ASA of Norway). The MARINE 700 is a BINGO 8000 design bare-deck hull, which will be configured as either a fourth or fifth generation semi-submersible upon completion.

    U.S. Gulf of Mexico

         The jack-up drilling market in the U.S. Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Day rates can and have fluctuated significantly on relatively small changes in the rig supply and demand situation in this market. Since mid-1995, a combination of improved jack-up rig demand and rig mobilizations to other international markets has resulted in improved jack-up utilization and day rates. Improved utilization of jack-up rigs in the U.S. Gulf of Mexico during the third and fourth quarters of 1995 continued into and throughout 1996 and is still continuing during 1997. Utilization of jack-up rigs in this market as of November 4, 1997 was 94% (122 rigs working out of a supply of 130) as compared with an average of 86% (117 rigs working out of a supply of 136 rigs) for the first nine months of 1996. With 12 of its 14 jack-up rigs located in the U.S. Gulf of Mexico, the Company is well positioned to benefit from the improved rig demand in this market.

    India

         In 1995, the Company entered into a one-year term contract for the MARINE 201 to operate off the east coast of India. That rig commenced operations under this contract in mid-November 1995. Under the contract, the customer has options to extend the contract for up to eight three-month periods. All of the options have been exercised ensuring this rig's employment through November 1998. Annual demand for jack-ups in India has generally averaged between 20 to 26 rigs during the past few years. During this time, jack-up utilization has been stable in the range of 89% to 93%. The government of India approved investment in the oil and gas sector by non-Indian energy companies. As a result of these actions, jack-up rig demand has recently increased, and most industry analysts expect that demand could increase further in the near term.

    Southeast Asia

         In January 1997, the Company entered into a one-year contract with a major oil company for the MARINE 305 to begin work in Southeast Asia. The contract began in August 1997 and is expected to generate total revenues of approximately $28,000,000. In December 1996, the Company acquired the MARINE 500, a second-generation semi-submersible rig. The rig began operating in late February drilling offshore Indonesia on a short-term contract. In April 1997 the Company entered into a three-well contract for the Marine 500 to operate in the Gulf of Thailand offshore Malaysia. This contract includes three option wells, which if exercised will extend the contract until mid-1998. The Company entered into a three-year contract for the Marine 500 to commence on or before January 1, 1999 and includes operations in Southeast Asia, the Pacific Rim, offshore Australia and New Zealand. Before this contract can commence, the MARINE 500 will be upgraded to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. The upgrade is expected to take four to six months. Utilization in this market is currently strong, with contracted rig utilization of 96% and 100%, respectively, for jack-ups and semi-submersibles.

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

                                             THREE MONTHS ENDED       NINE MONTHS ENDED           YEARS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,             DECEMBER 31,
                                           ------------------------ ----------------------- ------------------------
                                               1997         1996         1997        1996        1996        1995
                                           ----------- ------------ ----------- ----------- ------------ -----------
INDUSTRY(1):
  U.S. GULF OF MEXICO:
  Jack-ups
    Total rigs...........................       130.0        135.9       132.3       136.6        135.9       140.1
    Working rigs.........................       118.6        119.6       119.3       117.2        118.5       104.6
    Utilization..........................         91%          88%         90%         86%          87%         75%

  Semi-submersibles
    Total rigs...........................        33.0         31.1        33.4        29.7         30.4        24.2
    Working rigs.........................        27.3         21.0        25.3        21.6         22.0        16.8
    Utilization..........................         83%          68%         76%         73%          72%         69%

  ALL OTHER MARKETS:
  Jack-ups
    Total rigs...........................       248.0        246.0       245.7       246.5        246.0       246.7
    Working rigs.........................       217.4        210.8       215.5       206.4        208.5       197.5
    Utilization..........................         88%          86%         88%         84%          85%         80%

  Semi-submersibles
    Total rigs...........................       111.7        113.1       111.1       113.8        112.8       117.2
    Working rigs.........................        88.9         94.0        91.4        90.1         90.4        82.6
    Utilization..........................         80%          83%         82%         79%          80%         70%

COMPANY(2):
  Jack-ups
    Total rigs...........................        14.0         13.5        14.0        13.2         13.4        13.0
    Working rigs.........................        13.4         13.0        12.7        12.3         12.4         8.9
    Utilization..........................         96%          97%         91%         93%          93%         69%
    Non-marketed rigs....................         0.6          0.5         1.3         0.6          0.9         3.0
    Utilization of marketed rigs.........        100%         100%        100%         98%          99%         89%

  Semi-submersibles
    Total rigs...........................         1.0            -         1.0           -            -           -
    Working rigs.........................         0.8            -         0.7           -            -           -
    Utilization..........................         80%            -         70%           -            -           -
    Non-marketed rigs....................           -            -         0.2           -            -           -
    Utilization of marketed rigs.........         80%            -         90%           -            -           -

  Average Day Rates
    Jack-up rigs(3)......................     $37,720      $24,932     $34,644     $23,268      $24,343     $19,289
    Semi-submersible rigs(3)(4)..........      68,234            -      60,078           -            -           -
    All rigs(3)..........................      39,338       24,932      36,039      23,268       24,343     $19,289


---------------------

1)   Average of weekly data published by Offshore Data Services.
2) The numbers included in the table represent the average number of rigs operated by the Company for the periods indicated.
3) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract and working during that period.
4) The Company did not operate any semi-submersibles prior to 1997; therefore, prior period data is omitted.

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

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

    Sources and Uses of Cash

         The Company had working capital at September 30, 1997 of $57,814,000 as compared to working capital of $96,671,000 at December 31, 1996. Net cash provided by operating activities was $46,041,000 for the nine months ended September 30, 1997 compared to $24,683,000 for the nine months ended September 30, 1996, an increase of $21,358,000 or 86.5%. Cash used in investing activities was $85,504,000 for the nine months ended September 30, 1997 including capital expenditures of $43,561,000 and the acquisition of Marine Drilling ASA formerly known as Deep Sea ASA for $52,510,000, compared to cash used in investing activities of $21,183,000 for the nine months ended September 30, 1996. Capital expenditures for the nine months ended September 30, 1997 consisted of disbursements for (i) the upgrade and refurbishment of the MARINE 305, (ii) refurbishments to the MARINE 500 and (iii) purchase of drill pipe and other rig machinery. Net cash used in financing activities was $11,450,000 consisting of the debt prepayments and an increase in restricted cash offset by proceeds from the exercise of common stock options.

    Credit Agreement

         In March 1997, the Company entered into a new credit agreement, the "New Credit Facility," with Bankers Trust Company ("BTCo"), Christiania Bank og Kreditkasse ("CBK"), and certain other banks providing financing up to $100,000,000 to be used for rig acquisitions and upgrades. This agreement includes a revolving credit facility available through December 31, 1999, which can be converted into a four-year term loan. Interest and facility fees are generally payable quarterly during the terms of both facilities. Principal during the term loan facility is payable quarterly in equal installments beginning March 31, 2000. Interest accrues at (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The agreement is secured by all of the Company's current rig fleet as well as certain other collateral assignments. The Company has no borrowings outstanding under this agreement at September 30, 1997. In connection with the consummation of the New Credit Facility, the Company repaid and terminated its prior $35,000,000 credit facility with a U.S. financial institution during February 1997.

    Other Activities

         In January 1997, the Company entered into a one-year contract to operate the MARINE 305 in Southeast Asia for a major oil company. This contract includes options that could extend the term an additional year and is currently expected to generate revenues of approximately $28,000,000 assuming no exercise of extension options. The rig underwent an upgrade that was completed in July 1997. Operations commenced in late August 1997.

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

         In late May 1997, the Company completed the acquisition of 93.7% of the shares of Deep Sea ASA, a Norwegian company. In a mandatory offering in late June 1997, the Company acquired an additional 2.5% of the outstanding shares bringing the total ownership to 96.2%. During July 1997, the Company's ownership increased 0.1% to 96.3%. Deep Sea ASA's primary asset is the Deepsea Stavanger, a Bingo 8000 design bare-deck hull, which upon completion can be configured as either a fourth or fifth-generation semi-submersible. Deep Sea ASA was subsequently renamed Marine Drilling ASA and the rig was renamed the MARINE 700. The Company is actively seeking a long-term contract for this rig.

         A three-year contract for the MARINE 500 was executed in July 1997. The contract is projected to commence on or before January 1, 1999 and is expected to produce total revenues of $164,000,00 to $188,000,000. Pursuant to the terms of this contract, the rig will have to be upgraded to operate in water depths up to 5,000 feet.

         In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey to bareboat charter the Kan Tan III, a semi-submersible rig, for a period of five years. The Kan Tan III is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement begins when the rig commences operations under a drilling contract having a term of a year or greater. The rig is scheduled to undergo a refurbishment program prior to commencement of the first contract. The Company is actively seeking a long-term contract for this rig.

    Projected Capital Expenditures

         The MARINE 700 will require additional expenditures to complete its construction and equip it for service. At this time, the Company is conducting a detailed engineering study to determine the cost of these activities. The Company's preliminary analysis indicates that these additional expenditures will be approximately $175,000,000. This estimate could increase materially based upon further analysis, customer required features and increases in construction and equipment costs. The sources of funding for the future rig completion expenditures have not yet been determined.

         As previously discussed, the MARINE 500 will be upgraded for its new contract to work in water depths up to 5,000 feet. The rig is expected to be taken out of service in mid-1998 for four to six months to complete the upgrades, which are projected to cost approximately $80,000,000.

         The Company expects to spend approximately $44,000,000 during the fourth quarter of 1997 for capital expenditures, consisting primarily of expenditures to begin the completion of the MARINE 700.

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

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                         NINE MONTHS ENDED SEPTEMBER 30, 1996

    Revenues

         Revenues for the nine months ended September 30, 1997 increased $54,016,000 (69%) from $78,418,000 to $132,434,000 compared to the same period in 1996. The increase in revenues was primarily the result of three factors: (i) a 55% increase in average day rates from $23,268 in 1996 to $36,039 in 1997, which includes the addition of a semi-submersible rig at a higher day rate (ii) an increase in the number of marketed rigs from 13 in 1996 to 14 in 1997 and
(iii) an increase in utilization of marketed rigs from 97% in 1996 to 99% in 1997. The increases in utilization and average day rates resulted from increased drilling activity in the U.S. Gulf of Mexico and from the activation of the MARINE 500 offshore Indonesia in late February 1997.

    Costs and Expenses

         Contract drilling expense for the nine months ended September 30, 1997 increased $10,971,000 (25%) from $44,166,000 to $55,137,000 compared to the same period in 1996. The increase was mainly due to higher labor costs of $6,633,000 (29%) and was partially offset by decreases in both employer liability claims and insurance costs. Labor costs were higher, primarily as a result of the increase in the number of working rigs and wage increases.

         Depreciation and amortization expense for the nine months ended September 30, 1997 increased $3,465,000 (41%) from $8,545,000 to $12,010,000 compared to the same period in 1996. The increase was due to depreciation associated with expenditures for the following items - (i) the acquisition of the MARINE 500, (ii) acquisition of the MARINE 305, (iii) upgrades to the MARINE 15 and the MARINE 300; and (iv) acquisitions of drill string and other drilling equipment; and amortization expense related (i) to deferred financing costs related to the New Credit Facility and (ii) the accelerated recognition of the deferred financing costs associated with the prepayment of the CIT Credit Facility.

         General and administrative expense increased $178,000 (3%) from $5,470,000 for the nine months ended September 30, 1996 to $5,648,000 for the same period in 1997. The increase was the result of an increase in international travel and other administrative expenses.

    Interest Expense

         Interest expense for the nine months ended September 30, 1997 was $499,000. Interest expense for the nine months ended September 30, 1996 was $593,000.

    Interest Income

         Interest income increased $1,276,000 from $726,000 for the nine months ended September 30, 1996 to $2,002,000 for the same period in 1997. The increase was related primarily to increased cash balances and, to a lesser extent, higher interest rates.

    Income Taxes

         Income tax expense increased for the nine months ended September 30, 1997 as compared to the same period in 1996, primarily due to an increase in the Company's pretax income.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1997
                         COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    Revenues

         Revenues for the third quarter of 1997 increased $21,379,000 (72%) from $29,819,000 to $51,198,000 compared to the same period in 1996. The increase in revenues was primarily the result of two factors: (i) a 58% increase in average day rates from $24,932 in 1996 to $39,338 in 1997 and (ii) an increase in the number of marketed rigs from 13 in 1996 to 14 in 1997. The increase in average day rates resulted from increased drilling activity in the U.S. Gulf of Mexico and from the higher day rates working offshore Indonesia.

    Costs and Expenses

         Contract drilling expense for the third quarter of 1997 increased $5,149,000 (34%) from $14,955,000 to $20,104,000 compared to the same period in
1996. The increase was mainly due to higher labor costs of $2,211,000 and higher rig mobilization costs of $1,280,000. Labor costs and rig mobilization costs were higher, primarily as a result of the increased number of working rigs and wage increases.

         Depreciation and amortization expense for the third quarter of 1997 increased $1,407,000 (47%) from $2,975,000 to $4,382,000 compared to the same period in 1996. The increase resulted primarily from depreciation associated with the acquisitions of the MARINE 500 and MARINE 305 and purchases of other capital expenditures.

         General and administrative expense increased minimally from $1,857,000 for the third quarter in 1996 to $1,860,000 for the same period in 1997.

    Interest Expense

         Interest expense for the third quarter of 1997 was $78,000 compared to $209,000 for the third quarter of 1996.

    Interest Income

         Interest income decreased $36,000 from $312,000 for the third quarter of 1996 to $276,000 for the same period in 1997. The decrease was related primarily to reduced cash balances.

    Income Taxes

         Income tax expense increased for the three months ended September 30, 1997 as compared to the same period in 1996, primarily due to an increase in the Company's pretax income.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:


Exhibits No.                          Description
-----------                           -----------
  10.28                First Amendment to Credit Agreement dated May 21, 1997
                       among Marine Drilling Companies, Inc., Bankers Trust
                       Company, Christiania Bank og Kreditkasse, New York Branch
                       and certain other banks

  10.29                Second  Amendment  to Credit  Agreement  dated  August
                       27, 1997 among Marine Drilling Companies, Inc., Bankers
                       Trust Company, Christiania Bank og Kreditkasse, New York
                       Branch and certain other banks

  15                   Letter regarding unaudited interim financial information

  27 Financial Data Schedule (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S.
                       Securities and Exchange Commission.)

(a)            Reports on Form 8-K:

               No reports were filed on Form 8-K during the third quarter of 1997.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MARINE DRILLING COMPANIES, INC.
                               (Registrant)

Date:  November 13, 1997      By   /s/  Jan Rask
                                   ------------------------------------
                                  Jan Rask
                                  President
                                  Chief Executive Officer and Director

Date:  November 13, 1997      By  /s/  Joan R. Smith
                                  -------------------------------------
                                  Joan R. Smith
                                  Vice President, Controller and Secretary
                                  (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                           Description
-------                          -----------

 10.28        First Amendment to Credit Agreement dated May 21, 1997 among
              Marine Drilling Companies, Inc., Bankers Trust Company,
              Christiania Bank og Kreditkasse, New York Branch and certain other banks

 10.29        Second Amendment to Credit Agreement dated August 27, 1997 among
              Marine Drilling Companies, Inc., Bankers Trust Company,
              Christiania Bank og Kreditkasse, New York Branch and certain other banks

 15           Letter regarding unaudited interim financial information

 27           Financial Data Schedule
              (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)
