Form 10-K405
period 1997-12-31
MARINE DRILLING COMPANIES INC
filed 1998-03-30
CIK 860521

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 1997 FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

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

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                          Name of each exchange
      Title of each class                                   on which registered
      -------------------                                -----------------------
COMMON STOCK, $.01 PAR VALUE                               NASDAQ STOCK MARKET
PREFERRED SHARE PURCHASE PRICE                             NASDAQ STOCK MARKET

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]  No  [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY
               NONAFFILIATES ON MARCH 24, 1998 -- $1,152,868,835

                  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                        ON MARCH 24, 1998, - 52,188,737

                     DOCUMENTS INCORPORATED BY REFERENCE
(1) Certain portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 14, 1998 -

                                   Part III

================================================================================

                        MARINE DRILLING COMPANIES, INC.

                                 1997 FORM 10-K

                               TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----
                                                      PART I

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .   11

                                                      PART II

Item 5.   Market for  Registrant's  Common Stock and Related Shareholder Matters  . . . . . . . . . . . . . . .   12
Item 6.   Selected Consolidated Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . .   14
Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . .   42

                                                      PART III

Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . .   42
Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42
Item 12.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . .   42
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




                                     (i)

                                     PART 1

ITEM 1      BUSINESS

GENERAL

        Marine Drilling Companies, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Texas in January 1990. Since 1966, the Company or its predecessors have been engaged in offshore contract drilling of oil and gas wells for independent and major oil and gas companies. Operations are conducted in the U.S. Gulf of Mexico, India and Southeast Asia. The Company's principal office is located at One Sugar Creek Center Blvd., Suite 600, Sugar Land, Texas 77478 and its telephone number is (281) 243-3000.

        The Company owns and operates a fleet of 16 offshore drilling rigs consisting of five independent leg jack-up units, three of which have a cantilever feature, nine mat supported jack-up units, four of which have a cantilever feature and two semi-submersible units. Additionally the Company operates one additional semi-submersible drilling rig under a five-year bareboat charter (the "Charter"). As of the date hereof, twelve of the Company's rigs are under contract in the U.S. Gulf of Mexico, one rig is under contract off the east coast of India, two rigs are operating in Southeast Asia, one rig is being upgraded in Southeast Asia and one rig is under construction in the U. S. Gulf of Mexico.

BUSINESS STRATEGY

     The key elements of Company's strategy are to:

o Maintain Significant Presence in the Gulf of Mexico. With 12 of its 14 jack-up rigs located in the Gulf of Mexico, Marine is well positioned to benefit from the currently strong Gulf of Mexico market and from any further improvement in that market.

o Grow Through Acquisitions and Upgrades. The Company is actively seeking attractive opportunities for acquisitions to increase the size and capabilities of its fleet. The Company also has an ongoing program to upgrade and refurbish its fleet in order to enhance its operational capabilities and competitiveness.

o Build a Diversified Revenue Base. To complement its position in the Gulf of Mexico, the Company's strategy is to build upon and diversify its revenue base by seeking an appropriate balance of long-term and short-term contracts. The Company intends to pursue this strategy through increased exposure to international markets and entrance into the deep water drilling sector. Currently, the Company has long-term international contracts on two of its jack-up rigs, the MARINE 201 and the MARINE 305.

     Additionally the Company has long-term contracts on its deep water drilling assets which include the MARINE 500, the MARINE 700 and the charter of the Marine 510 (formerly the KANTAN 3). Although the Company has a minimal history of operations in the deep water drilling sector, the Company has several key employees who have significant experience in this area. The Company is aggressively pursuing expansion opportunities in this sector.

o Maintain an Efficient Cost Structure. The Company's efficient cost structure is an essential element in realizing its goal of maximizing its profit margins and return on assets. The Company's incentive plans are designed to maintain a strong employee and management focus upon this objective.

o Maintain Reputation for Quality Service and Safety. The Company continually strives to maintain and enhance its reputation for providing quality service. Crew quality is an important factor that customers consider when choosing a rig. The Company is focused on retaining trained and talented employees who are committed to the Company's high standards of quality service and safety.

o Maintain Appropriate Capital Structure. The offshore drilling business is subject to substantial fluctuations in demand, pricing and profitability. The Company believes that it is appropriate to maintain a level of debt appropriate for the size and mix of its revenue base and to maintain significant levels of liquidity to enable it to better withstand industry cyclicality. The Company has a $100 million credit facility available to provide flexibility. The Company is currently in discussions with its lenders about possibly increasing this credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financial Condition -- Liquidity and Capital Resources."

RECENT DEVELOPMENTS

        In December 1997, the Company signed a contract with HAM Marine Shipyard to complete the construction of the Marine 700. The construction project is scheduled to be completed during the first quarter of 1999 at which time the Marine 700 will be configured as a fourth generation semi-submersible rig
equipped to work in water depth up to 5,000 feet.   During January 1998, the
Company signed a contract with Esso Exploration Inc., an affiliate of Exxon Corporation for the Marine 700. This contract is expected to begin the first quarter of 1999 and generate aggregate day rate revenues of approximately $207 million over the three year primary term of the contract, unless Esso elects, prior to July 1, 1998, to extend the contract to a five year term in which event the contract would be expected to generate aggregate day rate revenues of approximately $302 million over the five year term.

        In December 1997, the Company also signed a contract with Jurong Shipyard Limited in Singapore to perform the upgrade on the Marine 500 to increase its water depth capacity to 5,000 feet with 15,000 psi drilling equipment. The upgrade is expected to take four to six months and will begin during July 1998.

        In December 1997, the Company entered into a nine-month contract with Premier Oil for the MARINE 510. The contract is expected to commence mid-April 1998 and generate revenues of approximately $23 million.

DRILLING MARKETS AND UTILIZATION

        General. Offshore drilling is a highly cyclical business. The Company's operations are materially dependent upon the levels of activity in oil and gas exploration, development and production. Such activity levels are affected by both short-term and long-term trends in oil and gas prices. In recent years, oil and gas prices have been volatile. Worldwide military, political and economic events have contributed to, and are likely to continue to contribute to, price volatility. Other factors which affect oil and gas prices include, worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the level of production by non-OPEC countries, domestic and foreign tax policy and the policies of the various governments regarding exploration and development of their oil and gas reserves.

        Profitability in the offshore contract drilling industry has increased significantly since 1995. Generally improved oil and natural gas prices combined with improved exploration and production technology significantly increased demand for offshore drilling services. As a result, the worldwide market for jack-up rigs has improved with most major offshore markets showing increasing demand. This increased demand combined with a continuing decline in the number of marketable rigs has led to increasing day rates. According to Offshore Data Services, as of March 24, 1998, worldwide jack-up utilization was 89% (338 rigs working out of a supply of 380 rigs) compared to 89%, 86% and 78% average utilization experienced during 1997, 1996 and 1995, respectively.

         The deep water market for semi-submersible rigs has also experienced improved demand and higher day rates during the past several years, due in part to the increasing impact of technological advances that have broadened opportunities for offshore exploration and development. Most semi-submersible markets experienced increased utilization and significantly higher day rates in 1996 and 1997, and customers increasingly are seeking to contract rigs serving these markets for stated terms (as opposed to contracts for the drilling of a single well or a group of wells). Worldwide semi-submersible rig utilization as of March 24, 1998 was 79% (118 rigs working out of a supply of 150 rigs) compared to 81%, 79% and 70% average utilization during 1997, 1996 and 1995, respectively.

         Although rig utilization and day rates remain relatively favorable, oil prices have declined substantially since October 1997. There can be no assurance that oil and gas companies will not significantly reduce their current levels of exploration and development expenditure, which reduction would adversely affect the demand for the Company' services resulting in lower utilization and day rates.

         Gulf of Mexico. The jack-up drilling market in the Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Day rates can and have fluctuated significantly on relatively small changes in the rig supply and demand situation in this market. Since mid-1995, a combination of improved jack-up rig demand and rig mobilizations to other markets has resulted in improved jack-up utilization and day rates. Utilization of jack-up rigs in this market as of March 24, 1998 was 92% (120 rigs working out of a supply of 130 rigs) as compared with an average of 90%, 87% and 75% for 1997, 1996 and 1995, respectively. With 12 of its 14 jack-up rigs located in the Gulf of Mexico, the Company is well positioned to benefit from the improved rig demand in this market.

         India. In 1995, the Company entered into a one-year term contract for the MARINE 201 to operate off the east coast of India. The rig commenced operations under this contract in mid-November 1995. Under the contract, the customer had options to extend the contract for up to eight three-month periods. All of the options have been exercised ensuring the rig's employment through November 1998.

         Southeast Asia. In January 1997, the Company entered into a one-year contract with a major oil company for the MARINE 305 to begin work in Southeast Asia. The contract began in August 1997 and is expected to generate total revenues of approximately $28,000,000. This contract includes options that could, if exercised, extend its term for up to an additional year at mutually agreed rates. The rig, which was acquired in August 1996, was upgraded and refurbished in the Middle East.

         In December 1996, the Company acquired the MARINE 500, a second-generation semi-submersible rig. The rig began operating in late February drilling offshore Indonesia on a short-term contract. In April 1997 the Company entered into a three-well contract for the Marine 500 to operate in the Gulf of Thailand offshore Malaysia. This contract includes three option wells, which if exercised will extend the contract until mid-1998. In July 1997, the Company entered into a three-year contract for the Marine 500 to commence on or before January 1, 1999 and includes operations in Southeast Asia, the Pacific Rim, offshore Australia and New Zealand. Before this contract can commence, the MARINE 500 will be upgraded to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. The upgrade is expected to take four to six months. See "Recent Developments" on the previous page.

         In December 1997 the Company signed a nine-month contract to operate the Marine 510, a bareboat charter, in Southeast Asia which is scheduled to commence in April 1998.

CONTRACTS

         The Company's existing drilling contracts generally provide for compensation on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. Under most daywork contracts, the Company pays virtually all costs associated with operating the rig such as labor, operating supplies and repair and maintenance. The customer pays the cost of moving the rig and related equipment to the job site and all other costs of drilling the well such as mud, casing, logging and completion services. Daywork contracts may provide for lower rates during periods when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the control of the Company. Historically, the Company has not marketed its rigs under fixed price or turnkey contracts.

        A daywork contract generally extends over a period of time covering either the drilling of a single well, a group of wells or a stated term. The customer may terminate the contract if the drilling rig is destroyed or lost, or if drilling operations are suspended for a specified period of time as a result of breakdown of major equipment or other specific events. The duration of drilling contracts is generally determined by market demand and competitive conditions. Historically, domestic drilling contracts have tended to be on a well-by-well basis, while contracts in the deep water and international jack-up markets typically have tended to be on a term basis. The Company's experience during recent years has been consistent with this general rule, with the Company's rigs operating in the Gulf of Mexico generally having been contracted on a well-to-well basis and its rigs operating internationally operating under term contracts. As a result of the substantial improvement in the Gulf of Mexico drilling market, however, the Company has recently been able to obtain term contracts on its domestic rigs, although the terms have been of relatively short duration. Due to the highly cyclical nature of the offshore drilling business the Company, to the extent available, will continue to focus upon obtaining additional term contracts, both foreign and domestic, in the future. Such contracts help mitigate the volatility of the Company's results.

        The Company obtains most of its contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

CUSTOMERS

        The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During 1997, the Company performed services for approximately 31 different customers. For the year ended December 31, 1997, one customer, Applied Drilling Technology, Inc., accounted for approximately 25% of the Company's total consolidated revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, that at current levels of activity, the Company would have alternative customers for its services if it lost any single customer, and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis. See Note 11 of audited Consolidated Financial Statements for further information regarding the Company's major customers.

ENVIRONMENTAL MATTERS

        General. The Company is subject to numerous domestic and foreign governmental laws and regulations that relate directly or indirectly to its operations, including certain laws and regulations (a) controlling the discharge of materials into the environment, (b) requiring removal and cleanup under certain circumstances, (c) requiring the proper handling and disposal of waste materials, or (d) otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling rigs in waters of the United States and certain foreign offshore areas, may be liable for damages and for the cost of removing oil spills for which it is held responsible, subject to certain limitations. Laws and regulations protecting the environment have become more stringent in recent years and may, in certain circumstances, assess civil and criminal penalties and impose "strict liability," rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts of the Company that were in compliance with all applicable laws and regulations at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. The Company believes that it has conducted its operations in substantial compliance with all applicable environmental laws and regulations.

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

        U.S. Oil Pollution Act of 1990. The U.S. Oil Pollution Act of 1990 ("OPA '90") and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of an onshore facility, a pipeline or a vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. OPA '90 establishes liability limits (subject to indexing) for mobile offshore drilling rigs. If functioning as an offshore facility, the mobile offshore drilling rigs are considered "tank vessels" for spills of oil on or above the water surface, with liability limits of the greater of $1,200 per gross ton or $10 million. To the extent damages and removal costs exceed this amount, the mobile offshore drilling rigs will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits of all removal costs plus $75 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA '90.

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

        The ongoing requirements of OPA '90 include proof of financial responsibility (to cover at least some costs in a potential spill), and preparation of an oil spill contingency plan. OPA requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. Moreover, certain amendments to OPA '90 that were enacted in 1996 requires owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal OCS waters, with higher amounts, up to $150 million, in certain limited circumstances where the Minerals Management Service ("MMS") believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. On March 25, 1997, the MMS promulgated a proposed rule implementing the OPA '90 financial responsibility requirements for offshore facilities. The Company believes that it currently has established adequate proof of financial responsibility for its mobile offshore drilling rigs functioning as offshore facilities. However, the Company cannot predict whether financial responsibility requirements under the OPA '90 amendments or the proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company, nevertheless, the impact of any such financial responsibility requirement ultimately imposed by the MMS should be no more burdensome on the Company than on similarly situated or less capitalized drilling contractors operating in U.S. waters.

        Outer Continental Shelf Lands Act (U.S.). The Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease terms relating to environmental matters or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

        CERCLA and RCRA (U.S.). The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, currently exempts crude oil, and the Resource Conservation and Recovery Act ("RCRA"), as amended, currently exempts certain drilling materials, such as drilling fluids and produced water, from the definitions of hazardous substances and hazardous wastes for purposes of these statutes. The Company's operations, however, may involve the use or handling of other material that may be classified as environmentally hazardous substances or wastes. There can be no assurances that these exemptions will be preserved in future amendments of such acts, if any, or that more stringent federal or state laws and regulations protecting the environment will not be adopted. CERCLA assigns strict liability to each responsible party for all response and remediation costs, as well as natural resource damage. Few defenses exist to the liability imposed by CERCLA.

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

COMPETITION

        The contract drilling industry is highly competitive, and the Company competes with many drilling contractors which are substantially larger than the Company with greater financial and other resources. Customers often award contracts on a competitive bid bases, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. However, due to the recent escalation of drilling activity, rig availability has, in some cases, also become a consideration. The Company believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and day rates to areas of greater activity and relatively higher day rates. In addition, there are inactive non-marketed rigs that could be reactivated to meet an increase in demand for drilling rigs in any given market. Such movements or reactivations or a decrease in drilling activity in any major market could depress day rates and could adversely affect utilization of the Company's rigs.

        In addition, the recent improvement in the current results of operations and prospects for the offshore contract drilling industry as a whole has led to increased rig construction and enhancement programs by the Company and its competitors. A significant increase in the supply of new or enhanced rigs may have an adverse effect on the average operating day rates for the Company's rigs, particularly its semi-submersible units, and on the overall utilization level of the company's fleet. In such case, the Company's results of operations would be adversely affected.

INTERNATIONAL OPERATIONS

        The Company's international operations are also subject to certain political, economic and other uncertainties including, among others, risks of war and civil disturbances, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, environmental regulation, foreign exchange restrictions, changing political conditions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which the Company conducts operations. To date the Company has experienced no material loss as a result of any of these factors.

CONSTRUCTION RISKS

        There are risks associated with all major construction projects or upgrades performed on drilling rigs. These risks could delay or even prohibit completion of the project. This in turn could cause substantial loss of revenue due to the loss of a contract or the failure to begin a contract in a timely manner. Some of the risks include, but are not limited to, the following: (i) delay or shortages of material, equipment or personnel; (ii) lockouts or strikes by employees of the contractor; (iii) financial distress on the part of the contractor; (iv) an event of force majeure; and (v) faulty engineering or construction errors.

EMPLOYEES

        As of March 24, 1998, the Company had approximately 942 employees. The number of employees varies throughout the year depending on the level of drilling activity. The Company considers relations with its employees to be good. None of the Company's employees is presently represented by labor unions.

        Crew quality is an important factor considered by the customer in selecting a rig. Accordingly, the Company seeks experienced personnel when selecting crews from among the available applicants and the Company maintains a safety and personal training program. Due to the recent increases in demand for drilling services in the U.S. Gulf of Mexico, there is currently a shortage of experienced, qualified personnel. The Company has been forced to raise its wage rates several times in recent months in order to attract and retain qualified personnel.

ITEM 2.     PROPERTIES

DRILLING RIG FLEET

        Jack-up Rigs. The Company owned 14 jack-up rigs as of March 24, 1998. Jack-up rigs are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. An offshore jack-up rig consists of a hull, which supports the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a lower hull or mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Nine of the Company's rigs are mat supported rigs and five are of independent leg design. Five of the mat supported rigs and two of the independent leg rigs are of slot type design, which are configured for the drilling operations to take place through a slot in the hull. The Company's other four mat supported rigs and three of the independent leg rigs have a cantilever feature which allows the extension of the drilling equipment over a customer's platform to perform development drilling or workover operations. The Company's jack-up rigs are capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 200 to 300 feet.

        There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. Independent leg jack-up rigs typically have greater water depth capability and are advantageous in offshore areas where uneven bottom conditions or obstructions, such as pipelines, exist. Mat supported rigs are advantageous in offshore areas with soft bottom conditions. A slot design is appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform, although some slot design rigs are capable of drilling over production platforms. A cantilevered jack-up can extend its drill floor and derrick over an existing, fixed structure, thereby permitting the rig to drill or work over a well located on such a structure. Jack-up rigs with the cantilever feature historically have achieved higher utilization and day rates.

        The Company has top drive drilling systems installed on ten of its rigs. A top drive drilling system allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of required connections. A top drive drilling system also permits rotation of the drill string while tripping in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency and reduce the risk of the drill string sticking during operations.

        Currently the Company has two jack-up rigs working in international markets. The Company has three additional rigs which are suitable for operations in selected international waters and the Company's other rigs could, with certain modifications, work in other international markets. The Company's jack-ups, however, are not suitable for those areas that require hostile environment capabilities, such as the North Sea, or in deep waters in excess of 200 to 300 feet.

        Semi-submersible Rigs. The Company owned two semi-submersibles and had a long-term charter on one additional semi- submersible as of March 24, 1998. Semi-submersibles operate in various market areas around the world usually in water depths where jack-up rigs are incapable of working. Semi-submersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is from about 55 to 90 feet below the water line and the upper deck protrudes well above the surface. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position due in part to its wave transparency characteristics at the water line. Semi-submersible rigs normally require water depth of at least 200 feet in order to conduct operations. Typically semi- submersible rigs are more expensive to construct and operate than jack-up rigs.

The following table describes the Company's drilling rigs as of March 24, 1998:


                                                             YEAR           RATED    RATED
                                                            BUILT/          WATER   DRILLING
NAME OF RIG             MAKE/DESIGN            TYPE         REBUILT         DEPTH    DEPTH      LOCATION
-----------             -----------            ----        --------         -----    -----      --------
Independent Leg Jack-up Rigs:

MARINE 300 T(a)(b)(c)  F&G*/L780 MOD II     Cantilever        1981            250'   30,000' U.S. Gulf of Mexico
MARINE 301T            F&G*/L780 MOD II     Cantilever        1981            300'   25,000' U.S. Gulf of Mexico
MARINE 303 T(c)        F&G*/L780 MOD II     Cantilever        1982            300'   30,000' U.S. Gulf of Mexico
MARINE 304 T(c)        MLT**/84S            Slot              1976/1993       300'   30,000' U.S. Gulf of Mexico
MARINE 305 T(c)        Levingston III-S     Cantilever        1975/1997       300'   30,000' Myanmar

Mat Supported Jack-up Rigs:

MARINE 3               Bethlehem/262        Slot              1974            262'   25,000' U.S. Gulf of Mexico
MARINE 4               Bethlehem/250        Slot              1975            250'   25,000' U.S. Gulf of Mexico
MARINE 15 T            Baker Marine/250     Slot              1981/1996       250'   25,000' U.S. Gulf of Mexico
MARINE 16 T            Bethlehem/250        Slot              1981/1995       250'   20,000' U.S. Gulf of Mexico
MARINE 17              Bethlehem/200        Cantilever        1981            200'   20,000' U.S. Gulf of Mexico
MARINE 18              Bethlehem/250        Cantilever        1982            250'   20,000' U.S. Gulf of Mexico
MARINE 200 T           Bethlehem/200        Cantilever        1981            200'   20,000' U.S. Gulf of Mexico
MARINE 201 T(c)        Bethlehem/200        Cantilever        1981/1995       200'   20,000' India
MARINE 225             Bethlehem/225        Slot              1969/1993       225'   20,000' U.S. Gulf of Mexico

Semi-Submersible Rig:

MARINE 500 T, SP(c)    Offshore Co.         Semi-Submersible  1975            600'   30,000' Southeast Asia
MARINE 700(d)          Bingo 8000           Semi-Submersible  1997                           U.S. Gulf of Mexico
MARINE 510(c)(e)       6 Col Dual Pontoon   Semi-Submersible  1984/1996       600'   20,000' Southeast Asia


(a) Can be modified to provide for 300-foot water depth capacity
(b) Designed to operate in environmentally sensitive areas such as Mobile Bay
(c) Configured for international operations
(d) Currently under construction and is expected to be complete during the first quarter of 1999. Upon completion of construction, it should have 7,500' rated water depth and 30,000' rated drilling depth.
(e) Under five year charter agreement which is expected to begin mid-April 1998 (see Note 10 to the Company's consolidated financial statements)
T   Equipped with top drive drilling system
*   Friede & Goldman
**  Marathon LeTourneau

                                 Independent Leg Jack-up Rig - This type of rig
                             consists of a floating hull with three independent
                             elevated legs.  After being towed to the drilling
                             location, the legs are lowered until they penetrate
       [OIL RIG PHOTO]       the seabed and the hull is jacked to the desired
                             elevation above sea level. The rig depicted in the diagram has a cantilever feature that permits the rig to operate over an existing, fixed platform or other structure.

                                 Mat Supported Jack-up Rig - This type of rig
                             consists of a floating upper hull with three legs
                             which are attached to a lower hull commonly
                             referred to as a mat.  After being towed to the
                             drilling location, the legs are lowered until the
       [OIL RIG PHOTO]       mat contacts the seabed and the upper hull is
                             jacked to the desired elevation above sea level.
                             One advantage of mat supported rigs is the ability to operate in areas having soft seabed conditions where independent leg rigs are prone to have excessive penetration and subject to leg damage.
                             The rig depicted is cantilevered.

                                 Semi-submersible Rig - This type of rig
                             consists of an upper working and living deck
                             resting on vertical columns connected to lower hull
                             members. Such rigs operate in a "semi-submerged"
                             position, remaining afloat, off bottom, in a
       [OIL RIG PHOTO]       position in which the lower hull is from about 55
                             to 90 feet below the water line and the upper deck protrudes well above the surface. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position due in part to its wave transparency characteristics at the water line.

BAREBOAT CHARTER

         In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey to charter the KANTAN 3, now referred to as the Marine 510, a semi-submersible, for a period of five years. The Marine 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement begins when the rig commences operations under a drilling contract that is expected to be mid-April 1998. The Charter agreement and related agreements requires the Company to pay approximately $31,000 per day during the first year, $28,000 per day during the second year and $29,500 per day for the last three years for each day that the Marine 510 is working.

FACILITIES

         The Company's principal executive offices are located in Sugar Land, Texas and occupy approximately 19,000 square feet of leased space. The Company also leases a warehouse, storage and repair facility, including approximately 31 acres of land and 60,000 square feet of buildings, in Rosharon, Texas (near Houston). In connection with the Company's foreign operations the Company leases offices, warehouse space and employee homes in Myanmar, Malaysia, Singapore and Norway.

ITEM 3.  LEGAL PROCEEDINGS

         Jagson International Limited, an Indian entity, has brought suit against Marine Drilling Companies, Inc. and Marine 300 Series, Inc. in Bombay, India. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that it breached the agreement by failing to charter the rigs resulting in damages in excess of $14,500,000. The Company disputes the existence of the agreement and intends to vigorously defend the suit. Although the lawsuit has recently been filed and the litigation is in an early stage, based on a number of substantive and procedural defenses that the Company believes are available to it, the Company does not believe the ultimate resolution of this dispute will have a material adverse effect on the Company's results of operations or financial condition.

         Various other claims have been filed against the Company and its subsidiaries in the ordinary course of business, particularly claims alleging personal injuries. Management believes that the Company has adequate insurance coverage and has established adequate reserves for any liabilities that may reasonably be expected to result from these claims. In the opinion of management, no pending claims, actions or proceedings against the Company or its subsidiaries are expected to have a material adverse effect on its financial position or results of operations.


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

     1998                                                                      HIGH               LOW
                                                                            ----------         ---------
     First Quarter (through March 24, 1998)  . . . . . . . . . . . . . .     $24                 $13 1/8


     1997
     First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .      24                   12 7/8
     Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .      21 1/4               13 3/4
     Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .      31 13/16             19 3/4
     Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .      36 1/16              17

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


         The last sale price of the Common Stock as reported by the Nasdaq Stock Market on March 24, 1998 was 22 1/8 per share and there were approximately 509 holders of record.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended December 31, 1997 are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

                                                                             AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------------------
                                                                     1997           1996         1995          1994       1993
                                                                   ---------      --------     -------       -------    --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                Statement of Operations Data:
                  Drilling revenues                                $ 190,257      $110,329     $63,067       $70,597     $82,998
                  Drilling expenses                                   77,847        59,770      55,091        50,575      45,330
                  Depreciation and amortization                       16,995        11,576       9,377         7,733       5,312
                  General and administrative                           7,807         7,498       5,460         4,376       8,999
                  Operating income (loss)                             87,608        31,485      (6,861)        7,913      23,357
                  Interest income (expense), net                       1,823           366         639         1,280         (62)
                  Income (loss) before income taxes                   89,836        32,256      (6,102)        9,123      23,301
                  Income tax expense (benefit)                        31,456        11,586      (2,080)        3,193       8,278
                  Net income (loss)                                $  58,380       $20,670     $(4,022)      $ 5,930     $15,023
                  Basic average common shares (1)                     51,572        44,918      43,812        43,819      40,936
                  Diluted average common shares (1)                   52,452        45,748      43,812        44,802      41,994

                Earnings Per Share Data:
                  Basic                                            $    1.13         $0.46      $(0.09)      $  0.14     $  0.37
                  Diluted                                          $    1.11         $0.45      $(0.09)      $  0.13     $  0.36

                Balance Sheet Data:
                  Cash and cash equivalents                        $  15,619       $69,761      $12,260      $18,872     $21,969
                  Restricted cash                                      5,000         2,200            -            -           -
                  Short-term investments                                   -         9,990            -       18,137           -
                  Working capital                                     55,472        96,671       23,316       48,529      32,089
                  Total assets                                       334,182       254,947      134,545      143,215     124,171
                  Long-term debt, non-current                              -         9,000        9,000       15,000           -
                  Deferred income taxes                               18,090        13,729        6,144        8,365       5,376
                  Shareholders' equity                               295,742       221,733      107,572      112,731     106,417

-------------------------

(1) Statement of Financial Standards 128 introduces the concept of basic earnings per share which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share include the effects of common stock equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

         Demand for offshore drilling services is primarily driven by the economics of oil and gas exploration, development and production, which, in turn, are closely linked to current and projected oil and gas prices. Since the mid-1980's, oil and gas prices have been volatile and generally lower than prices experienced during the early 1980's, resulting in volatile and, until recently, generally reduced demand for offshore drilling services. In addition, during the early 1980's, the industry built a substantial number of new offshore drilling rigs. The oversupply of rigs and lower oil and gas prices caused decreased demand and utilization resulting in significantly lower day rates. Since 1993 activity in the contract drilling industry has improved due to increased worldwide demand stemming from higher levels of pricing for oil and natural gas. The supply of offshore drilling rigs has declined while the demand for such rigs has increased resulting in higher day rates and worldwide utilization rates. During 1996, both jack-up and deep water drilling markets showed substantial improvement that continued throughout most of 1997.
However, oil prices have declined substantially since October 1997 and no assurance can be given that such improved drilling market conditions will be sustained in the future.

         According to Offshore Data Services, as of March 24, 1998, worldwide jack-up utilization was 89% (338 rigs working out of a supply of 380 rigs) compared to 89%, 86% and 78% average utilization experienced during 1997, 1996 and 1995, respectively. Worldwide semi-submersible rig utilization as of March 24, 1998 was 79% (118 rigs working out of a supply of 150 rigs) compared to 81%, 79% and 70% average utilization during 1997, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

         Operating results are primarily a function of day rates and utilization. The number of rigs the Company has available for service and the demand for contract drilling services by energy companies affect the utilization rates and day rates of the Company's active rigs. Operating costs include all direct costs and expenditures associated with operating the Company's rigs. These costs include rig labor, repair, maintenance and supply expenditures, insurance costs, mobilization costs and other costs related to operations. Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the rigs are stacked. Labor costs increase primarily due to higher salary levels, rig staffing requirements and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the rig is performing and the age and condition of the equipment. Inflation is another contributing factor in the fluctuation of operating expenses.

         The changes in operating income are more directly affected by revenue factors than expense factors. Changes in day rates directly impact revenues but not expenses. Utilization rate changes have a significant impact on revenues, but in the short-term do not impact expenses. Over a long period significant changes in utilization may cause the Company to adjust the level of its actively marketed rig fleet and labor force to match anticipated levels of demand, thus changing the level of operating expenses. General and administrative expenses do not vary significantly unless the Company materially expands its asset base. Depreciation, which is affected by the Company's level of capital expenditures and depreciation practices is another major determinant of operating income, and is not affected by changes in day rates or utilization.

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                           1997                1996                    1995
                                                        -----------        ------------            -----------
Jack-ups:
   Operating days                                          4,739                 4,532                3,270
   Utilization (1)                                          100%                   99%                  89%
   Average revenue per day                               $36,324               $24,343              $19,289
   Revenue                                               172,143               110,329               63,067
   Contract drilling expense(2)                           67,607                59,437               55,091
   Depreciation                                           11,260                 9,912                8,529
   Operating income                                       93,276                40,980                 (553)


Semi-submersibles: (3)
   Operating days                                            294                     -                    -
   Utilization (1)                                           93%                     -                    -
   Average revenue per day                               $61,714               $     -              $     -
   Revenue                                                18,114                     -                    -
   Contract drilling expense(2)                           10,240                   333                    -
   Depreciation                                            3,242                     -                    -
   Operating income                                        4,632                  (333)                   -

Total Company:

   Operating days                                          5,033                 4,532                3,270
   Utilization (1)                                           99%                   99%                  89%
   Average revenue per day                               $37,805               $24,343             $ 19,289
   Revenue                                               190,257               110,329               63,067
   Contract drilling expense(2)                           77,847                59,770               55,091
   Depreciation                                           16,995                11,576                9,377
   General and administrative expense                      7,807                 7,498                5,460
   Operating income                                       87,608                31,485               (6,861)

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had an average of 1.1, 0.9, and 3.0 non-marketed rigs during 1997, 1996 and 1995, respectively.
(2) Excludes depreciation and amortization and general and administrative expenses.
(3) The Company did not operate any semi-submersibles prior to 1997.

Years Ended December 31, 1997 and 1996

         Revenues. The Company's 1997 drilling revenues increased $79,928,000 or 72%, compared to 1996. Revenue increases from jack-up drilling operations accounted for $61,814,000 of the increase. This increase was mainly attributable to increased day rates and slightly better utilization in 1997 compared to 1996 and the activation of the Marine 305 during August 1997 in Southeast Asia that contributed $9,413,000 to the increase. The remaining $18,114,000 increase in revenues was from placing the Marine 500, the Company's first semi-submersible, into service the beginning of 1997.

         Costs and Expenses. Contract drilling expenses in 1997 increased $18,077,000 or 30% compared to contract drilling expenses in 1996. Of the $18,077,000 increase, $8,170,000 can be attributed to jack-up drilling operations. The addition of the Marine 305 was responsible for $4,052,000 of the increase. Labor costs due to higher salaries and additional personnel along with increased maintenance costs partially offset by decreases in employer's liability accounted for the remaining $4,118,000 attributed to jack-up operations. The remaining increase in operating costs of $9,907,000 is due to the operation of the Company's semi-submersible rig the Marine 500 which began operating during the first quarter of 1997.

         Depreciation and Amortization. Depreciation and amortization expense for 1997 increased $5,419,000 (47%) from $11,576,000 to $16,995,000 compared to the same period in 1996. The increase was due to depreciation associated with expenditures for the following items - (i) the acquisition of the MARINE 500,
(ii) acquisition of the MARINE 305, (iii) upgrades to the MARINE 15 and the MARINE 300; and (iv) acquisitions of drill string and other drilling equipment; and amortization expense related (i) to deferred financing costs related to the Company's $100 million credit facility and (ii) the accelerated recognition of the deferred financing costs associated with the prepayment of the Company's old $35 million credit facility.

         General and Administrative. General and administrative expenses in 1997 increased $309,000 or 4% from $7,498,000 in 1996 to $7,807,000 compared to
1997. The increase was attributed to an increase in professional services and other administrative expenses.

         Interest Expense. Interest expense in 1997 was $575,000. The Company had interest expense of $895,000 during 1996. The decrease was primarily the result of the prepayment and termination of the Company's old $35 million credit facility in February 1997.

         Interest Income. Interest income increased $1,137,000 or 90% from $1,261,000 in 1996 to $2,398,000 in 1997. The increase was related primarily to increased cash balances throughout the year, and to a lesser extent, higher interest rates.

         Income Taxes. Income tax expense increased for 1997 as compared to the same period in 1996, primarily due to an increase in the Company's pretax income.

Years Ended December 31, 1996 and 1995

         Revenues. The Company's 1996 drilling revenues increased $47,262,000 or 75%, compared to 1995 drilling revenues. The entire increase was related to jack-up drilling operations. The Company did not acquire its first semi-submersible until late 1996 and was not placed into service until 1997. The increase in revenues was the result of three factors: (i) a 26% increase in average day rates from $19,289 in 1995 to $24,343 in 1996, (ii) an increase in the number of marketed rigs from 10 in 1995 to 13 in 1996 and (iii) an increase in utilization of marketed rigs from 89% in 1995 to 99% in 1996.

         Costs and Expenses. Contract drilling expenses in 1996 increased $4,679,000 or 8% compared to contract drilling expenses in 1995. The majority of the increase, $4,346,000 was attributed to jack-up drilling operations. The increase was primarily the result of an increase in the number of working rigs from 9 in 1995 to 12 in 1996. Labor expense increased by $4,780,000 (18%) and was partially offset by decreases in other operating costs and decreases in employer's liability claims. The remaining increase was due to the purchase of the Company's first semi-submersible in December 1996.

         Depreciation and Amortization. Depreciation and amortization expense increased $2,199,000 or 23% from $9,377,000 in 1995 to $11,576,000 in 1996. The increase resulted primarily from the addition of top drives and equipment upgrades on the MARINE 15, MARINE 16 and MARINE 300, upgrades to the MARINE 201, purchases of drill string and other capital expenditures.

         General and Administrative. General and administrative expenses in 1996 increased $2,038,000 or 37% from $5,460,000 in 1995 to $7,498,000 compared to 1996. The increase was attributed to an increase in labor due to additional personnel, an increase in professional services and other administrative expenses.

         Interest Expense. Interest expense in 1996 was $895,000 and consisted of the following: (i) interest of $898,000 based on an average interest rate of 7.98% on an average borrowed balance of approximately $11,254,000, (ii) credit facility fees of $58,000, net of (iii) capitalized interest of approximately $61,000. The Company had interest expense of $855,000 during 1995.

         Interest Income. Interest income decreased $233,000 or 16% from $1,494,000 in 1995 to $1,261,000 in 1996. The decrease was related primarily to decreased cash balances and slightly lower interest rates during 1996.

         Income Taxes. Income tax expense of $11,586,000 for the year ended December 31, 1996 consisted of (i) current U.S. federal alternative minimum tax of $343,000, (ii) current foreign taxes of $296,000, (iii) the effect of tax benefits related to common stock issued pursuant to the Marine Drilling 1992 Long-Term Incentive Plan of $2,528,000, (iv) the realization of pre-quasi-reorganization net operating loss carryforwards of $834,000 and (v) deferred U.S. federal income taxes of $7,585,000.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At December 31, 1997, the Company had working capital of $55,472,000 as compared to working capital of $96,773,000 at December 31, 1996. Net cash provided by operating activities for the year ended December 31, 1997 increased by $33,305,000 to $72,585,000 compared to $39,280,000 for the prior year. The increase was attributed to improved results of operations. Cash used in investing activities increased $54,583,000 in 1997 to $115,317,000 from $60,734,000 in 1996 due primarily to $73,490,000 of capital expenditures and the acquisition of Marine Drilling Companies (Norway) ASA formerly known as Deep Sea ASA for $52,531,000 in 1997. This increase was partially offset by $29,967,000 proceeds from maturing short-term investments. Net cash used in financing activities during 1997 was $11,410,000 consisting of the debt prepayments and an increase in restricted cash offset by proceeds from the exercise of common stock options.

         In March 1997, the Company entered into a credit agreement, the "Credit Facility" with Bankers Trust Company ("BTCo"), Christiania Bank og Kreditkasse ("CBK"), and certain other banks providing financing up to $100,000,000 to be used for rig acquisitions and upgrades. This agreement includes a revolving credit facility available through December 31, 1999 that can be converted into a four-year term loan. Interest and facility fees are generally payable quarterly during the terms of both facilities. Principal during the term loan facility is payable quarterly in equal installments beginning March 31, 2000. Interest accrues at (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The borrowings are secured by all of the Company's current rig fleet, except for the Marine 700, as well as certain other collateral assignments. The Company has no borrowings outstanding under this agreement at December 31, 1997. The Credit Facility restricts the payment of dividends by the Company. In connection with the consummation of the Credit Facility, the Company repaid and terminated its prior $35,000,000 credit facility with a U.S. financial institution.

         During 1997, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under term contracts ranging from one to five years in duration. In January 1997, the Marine 305 was contracted to operate in Southeast Asia for one year and is expected to generate revenues of approximately $28 million beginning August 1997. A three-year contract for the Marine 500 was signed in July 1997 and is expected to produce total revenues of $164 million to $188 million beginning the first quarter of 1999. In December 1997, the Company entered into a nine- month contract for the Marine 510 that is expected to commence mid-April 1998 and generate revenues of $23 million. The Marine 510 is being chartered from Shanghai Bureau of Marine Geological Survey for a period of five years.
Charter fees are payable only when the rig is under contract. In January 1998, the Marine 700 obtained a three-year contract that is scheduled to begin the first quarter of 1999 and generate revenues of approximately $207 million, unless the customer elects, prior to July 1, 1998, to extend the contract to a five year term in which event the contract would be expected to generate aggregate day rate revenues of approximately $302 million over the five year term.

         Capital Resources. During 1997 the Company expended $73,490,000 in capital expenditures consisting of disbursements for (i) the upgrade and refurbishment of the MARINE 305, (ii) refurbishments to the MARINE 500 and
(iii) purchase of drill pipe and other rig machinery. The Company also acquired 96.2% of the shares of Marine Drilling Companies (Norway) ASA, formerly Deep Sea ASA, a Norwegian company for $52,531,000.

         The Company expects to spend approximately $292,000,000 in 1998 for capital expenditures, consisting primarily of expenditures of $257,000,000 to upgrade and complete the Marine 500 and Marine 700. The MARINE 500 will be upgraded to work in water depths up to 5,000 feet. The rig is expected to be taken out of service in mid-1998 for four to six months to complete the upgrades, which are projected to cost approximately $100,000,000. Of the $100,000,000, shipyard costs are estimated to be $38,000,000. In December 1997, the Company signed a contract with Jurong Shipyard Limited in Singapore to perform the upgrade. The MARINE 700 will require additional expenditures to complete its construction and equip it for service. The Company's preliminary analysis indicates that these additional expenditures will be approximately $186,000,000, which includes an $87,000,000 shipyard contract and $75,000,000 of equipment, the majority of which will be incurred during 1998. Construction will take place in Pascagoula, Mississippi at HAM Marine, Inc. shipyard and should be completed during the first quarter of 1999.

         The Company will continue to pursue acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the Credit Facility or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their capability to obtain longer-term contracts. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program, is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made, and other factors.

         With regard to fleet expansion, the Company believes that segments of the offshore drilling market are continuing to undergo consolidation and such consolidation may present acquisition opportunities. The Company will continue to explore acquisition opportunities, including opportunities in the deep water drilling sector, but there can be no assurance as to the timing of any such acquisitions or that any acquisitions will be made.

      The Company anticipates that its available funds, together with cash generated from operations and amounts that may be borrowed under the Credit Facility and other potential funding sources, such as increased credit facilities or private or public debt offerings, will be sufficient to fund its required capital expenditures, working capital and debt service requirements for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, especially the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements. In particular, the potential sources of funding (i) to complete and equip the MARINE 700 for operations and (ii) to upgrade the MARINE 500 may not be available at the time or in sufficient amounts to allow the Company to successfully complete these projects.

YEAR 2000 ISSUE

         Currently, the Company utilizes third party software in all of its computer applications. The Company's information systems personnel are currently working with the third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by the Company's computer and other systems. Based on a recent assessment, the Company has determined that it will be required to replace portions of its accounting software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. With modifications to existing software and conversions to new software the Year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. However, if such modifications or conversions are not made or are not completed timely, the Year 2000 issue could have a material adverse impact on operations of the Company. The Company believes that it will be able to implement successfully the changes necessary to address the Year 2000 issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

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

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information' ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on its reported results.

FORWARD-LOOKING STATEMENTS

      This Form 10-K, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico or for slot jack-up rigs; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the risks of delay and cost overruns attendant to large construction projects such as the upgrade and refurbishment of certain of the Company's rigs, including shortages of material or skilled labor, engineering problems, latent defects or damage to current equipment, work stoppages, weather interference and inability to obtain requisite permits or approvals;
(ix) the return of market and other conditions similar to those in which the Company incurred net losses before extraordinary items for each of the years ended December 31, 1991, 1992 and 1995; (x) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xi) the risk that labor shortages could result in material wage increases; (xii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiv) adverse uninsured litigation results; and (xv) adverse tax consequences with respect to operations. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


         We have audited the consolidated balance sheets of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        KPMG PEAT MARWICK LLP


Houston, Texas
January 20, 1998

                 MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                                         DECEMBER 31,
                                                                                                 --------------------------
                                                                                                     1997            1996
                                                                                                 -----------      ----------
                                                     ASSETS
                Current Assets:
                   Cash and cash equivalents                                                  $ 15,619       $ 69,761
                   Restricted cash                                                               5,000          2,200
                   Short-term investments                                                            -          9,990
                   Accounts receivable - trade and other, net                                   46,680         21,378
                   Prepaid expenses and other                                                    4,592          1,461
                   Inventory                                                                       456            897
                                                                                              --------       --------
                       Total current assets                                                     72,347        105,687

                Property and Equipment                                                         310,122        182,200
                   Less accumulated depreciation                                                49,635         33,463
                                                                                              --------       --------
                       Property and equipment, net                                             260,487        148,737
                Other                                                                            1,348            523
                                                                                              --------       --------
                                                                                              $334,182       $254,947
                                                                                              ========       ========
                                      LIABILITIES AND SHAREHOLDERS' EQUITY

                Current Liabilities:
                   Current portion of long-term debt                                          $      -       $  1,000
                   Accounts payable                                                              6,367          3,249
                   Accrued expenses                                                              7,824          4,182
                   Current tax liability                                                         2,113              -
                   Employer's liability claims, current                                            571            483
                                                                                              --------       --------
                       Total current liabilities                                                16,875          8,914

                Long-term debt                                                                       -          9,000
                Employer's liability claims, non-current and other                               1,776          1,571
                Deferred income taxes                                                           18,090         13,729
                Minority interest in subsidiary                                                  1,699              -

                Shareholders' Equity:
                   Common stock, par value $.01.  Authorized 200,000,000 shares;
                   issued and outstanding 51,890,444 and 51,262,519 shares as of
                   December 31, 1997 and December 31, 1996, respectively                           519            513
                   Common stock restricted                                                      (1,249)          (628)
                   Additional paid-in capital                                                  201,236        184,992
                   Retained earnings from January 1, 1993                                       95,236         36,856
                                                                                              --------       --------
                       Total shareholders' equity                                              295,742        221,733
                                                                                              --------       --------
                Commitments and contingencies                                                        -              -
                                                                                              --------       --------
                                                                                              $334,182       $254,947
                                                                                              ========       ========


               See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                          1997                1996               1995
                                                        --------            --------            ------
Revenues                                                $190,257            $110,329            $ 63,067

Costs and Expenses:
   Contract drilling                                      77,847              59,770              55,091
   Depreciation and amortization                          16,995              11,576               9,377
   General and administrative                              7,807               7,498               5,460
                                                        --------            --------             -------
                                                         102,649              78,844              69,928
                                                        --------            --------             -------
     Operating income (loss)                              87,608              31,485              (6,861)
                                                        --------            --------             -------
Other Income (Expense):
   Interest expense                                         (575)               (895)               (855)
   Interest income                                         2,398               1,261               1,494
   Other income                                              405                 405                 120
                                                        --------            --------             -------
                                                           2,228                 771                 759
                                                        --------            --------             -------
Income (loss) before income taxes                         89,836              32,256              (6,102)

Income tax expense (benefit)                              31,456              11,586              (2,080)
                                                        --------            --------             -------
Net income (loss)                                       $ 58,380            $ 20,670             $(4,022)
                                                        ========            ========             =======
Earnings (loss) per share:
   Basic                                                $   1.13            $   0.46             $ (0.09)
   Diluted                                              $   1.11            $   0.45             $ (0.09)
Average common shares:
   Basic                                                  51,572              44,918              43,812
   Diluted                                                52,452              45,748              43,812



                See notes to consolidated financial statement.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)
                  Years Ended December 31, 1997, 1996 and 1995

                                                     COMMON STOCK
                                      -------------------------------------------
                                            ISSUED                IN TREASURY        ADDITIONAL
                                      ---------------------   -------------------    PAID-IN     RESTRICTED    RETAINED
                                       SHARES       AMOUNT     SHARES     AMOUNT     CAPITAL       STOCK       EARNINGS
                                      ----------  ---------   ---------  --------  ------------  ----------  ------------
Balances at December 31, 1994         43,917,766  $    439            -   $     -    $ 92,143    $    (804)  $    20,953
  Net loss                                     -         -            -         -           -            -        (4,022)
  Purchases of stock                           -         -      735,633    (2,659)          -            -             -
  Issuance of restricted common
    stock                                 53,500         1            -         -         147         (148)            -
  Accrual of compensation expense              -         -            -         -           -          333             -
  Forfeitures of restricted common
    stock                                (20,000)        -            -         -        (114)         114             -
  Common stock options exercised         130,000         1      (20,000)       61         125            -             -
  Issuance of common stock for
    401(k) plan                           88,377         1     (166,528)      531         325            -             -
  Tax benefits related to common
   stock issued pursuant to long
    term incentive plan                        -         -            -         -          85            -             -
  Issuance of stock for Non-
    Employee Directors' Plan                   -         -      (14,895)       51           9            -             -
                                      ----------  --------    ---------   -------    --------    ---------   -----------
Balances at December 31, 1995         44,169,643       442      534,210    (2,016)     92,720         (505)       16,931
  Net income                                   -         -            -         -           -            -        20,670
  Issuance of stock for stock offering 5,584,700        56            -         -      79,109            -             -
  Issuance of stock for MARINE 305       882,352         9            -         -       7,491            -             -
  Issuance of restricted common
   stock                                  80,833         1            -         -         560         (561)            -
  Accrual of compensation expense              -         -            -         -           -          438             -
  Common stock options exercised         477,650         4     (484,120)    1,824         907            -          (745)
  Issuance of common stock for
   401(k) plan                            62,891         1      (50,090)      192         789            -             -
  Pre-quasi-reorganization net
    operating loss carryforwards               -         -            -         -         834            -             -
  Tax benefits related to common
    stock issued pursuant to long
    term incentive plan                        -         -            -         -       2,528            -             -
  Issuance of stock for Non-
    Employee Directors' Plan               4,450         -            -         -          54            -             -
                                      ----------  --------    ---------   -------    --------    ---------   -----------
Balances at December 31, 1996         51,262,519       513            -         -     184,992         (628)       36,856
  Net income                                   -         -            -         -           -            -        58,380
  Issuance of restricted common
   stock                                  76,500         -            -         -       1,323       (1,323)            -
  Accrual of compensation expense              -         -            -         -           -          590             -
  Forfeitures of restricted common
   stock                                 (12,000)        -            -         -        (112)         112             -
  Common stock options exercised         494,333         5            -         -       1,370            -             -
  Issuance of common stock for
    401(k) plan                           66,277         1            -         -       1,285            -             -
  Pre-quasi-reorganization net
   operating loss carryforwards                -         -            -         -       8,310            -             -
  Tax benefits related to common
    stock issued pursuant to long
    term incentive plan                        -         -            -         -       3,993            -             -
  Issuance of stock for Non-
    Employee Directors' Plan               2,815         -            -         -          60            -             -
  Other                                        -         -            -         -          15            -             -
                                      ----------  --------    ---------   -------    --------    ---------   -----------
Balances at December 31, 1997         51,890,444  $    519            -   $     -    $ 201,236   $  (1,249)  $    95,236
                                      ==========  ========    =========   =======    =========   =========   ===========



               See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                        1997           1996           1995
                                                                     ---------     ----------     ----------
Cash Flows From Operating Activities:
  Net income (loss)                                                  $58,380        $20,670       $(4,022)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Deferred income taxes                                              4,361          7,585        (2,221)
    Pre-quasi-reorganization net operating loss
      carryforwards                                                    8,310            834             -
    Tax benefits related to common stock issued pursuant to
      long-term incentive plan                                         3,993          2,528            85
    Depreciation and amortization                                     16,995         11,576         9,377
    Gain on disposition of equipment                                    (156)          (410)         (153)
    Loss on sale of short-term investments                                 2              -             -
    Accrual of compensation expense, net                                 590            438           333
    Issuance of common stock to the employee
      retirement plan and the Non-Employee Directors' Plan             1,345          1,036           917
    Amortization of interest income                                     (465)          (261)         (148)
    Increase in receivables                                          (25,286)        (3,300)       (2,725)
    (Increase) decrease in prepaid expenses, other and inventory      (2,690)           294        (1,516)
    Increase (decrease) in payables, accrued
      expenses and employer's liability claims                         8,384         (1,344)        3,710
    Other                                                             (1,178)          (366)           42
                                                                     -------        -------       -------
        Net cash provided by operating activities                     72,585         39,280         3,679
                                                                     -------        -------       -------
Cash Flows From Investing Activities:
  Purchase of short-term investments                                 (19,514)        (9,729)      (10,465)
  Maturity of short-term investments                                  29,967              -        28,750
  Purchase of equipment                                              (73,490)       (51,654)      (21,418)
  Acquisition of company, net of cash acquired                       (52,531)             -             -
  Proceeds from disposition of equipment                                 251            649           314
                                                                     -------        -------       -------
        Net cash used in investing activities                       (115,317)       (60,734)       (2,819)
                                                                     -------        -------       -------
Cash Flows From Financing Activities:
  Proceeds from long-term debt                                             -         21,500             -
  Proceeds from sale of common stock                                       -         79,582             -
  Proceeds from exercise of stock options                              1,375          1,990           187
  Issuance cost of sale of common stock                                   15           (417)            -
  Payments of debt                                                   (10,000)       (21,500)       (5,000)
  Purchase of treasury stock                                               -              -        (2,659)
  Increase in restricted cash                                         (2,800)        (2,200)            -
                                                                     -------        -------       -------
        Net cash provided by (used in) financing activities          (11,410)        78,955        (7,472)
                                                                     -------        -------       -------
        Net increase (decrease) in cash and cash equivalents         (54,142)        57,501        (6,612)

Cash and cash equivalents at beginning of period                      69,761         12,260        18,872
                                                                     -------        -------       -------
Cash and cash equivalents at end of period                           $15,619        $69,761       $12,260
                                                                     =======        =======       =======


               See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (Continued)
                       (In thousands, except share data)


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                            1997           1996           1995
                                                                        -----------   -------------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
       Interest                                                          $    620        $      956       $   981
       Income taxes                                                        11,835               640            55


   Noncash investing and financing activities:
       Issuance of 882,352 shares for MARINE 305 rig acquisition         $      -        $    7,500       $     -
       Issuance of 76,500, 80,833 and 53,500 shares in 1997, 1996
          and 1995 respectively, of restricted common stock                 1,323               561           148
       Forfeitures of 12,000 and 20,000 shares in 1997 and
          1995 respectively, of restricted common stock                      (112)                -          (114)


   Business acquisition, net of cash acquired:
       Working capital, other than cash                                  $    766        $        -       $     -
       Plant and equipment                                                (54,186)                -             -
       Purchase price in excess of the net assets acquired                   (828)                -             -
       Minority interest                                                    1,717                 -             -
                                                                         --------        ----------       -------
          Net cash used for acquisition                                  $(52,531)       $        -       $     -
                                                                         ========        ==========       ========



               See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

         Organization and Business -- The consolidated financial statements include the accounts of Marine Drilling Companies, Inc. ("Parent") and its subsidiaries, Marine Drilling Management Company ("MDMC"), Marine 300 Series, Inc. ("M300SI"), Marine Drilling International, Inc. ("MDII") and Marine Drilling Companies (Norway) ASA ("MDCN ASA"). Unless the context otherwise requires, the term "Company" refers to Marine Drilling Companies, Inc. and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidated.

         The Company is engaged in offshore domestic and international contract drilling of oil and gas wells. International operations are conducted in India and Southeast Asia.

         Inventory -- Inventory consists of operating supplies primarily for the Company's international operations and is carried at the lower of cost or market.

         Property and Equipment --Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures. Depreciation is provided on the straight-line method over the estimated remaining useful lives of the assets that are as follows:

                                                                                                   YEARS
                                                                                                  --------
      Jack-up rigs (new)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20 to 25
      Jack-up rigs (used/refurbished) . . . . . . . . . . . . . . . . . . . . . . . . .            5 to 15
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
      Other equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3 to 12

         Major renewals and improvements are capitalized and depreciated over the respective asset's useful life. Expenditures for normal maintenance and repairs are charged to expense as incurred. Maintenance and repairs amounted to $12,066,000 $8,905,000 and $8,219,000 in 1997, 1996 and 1995, respectively.
When property or equipment is retired, the related assets and accumulated depreciation are removed from the accounts and a gain or loss is reflected in other income (expense). The Company continues to depreciate idle drilling equipment using the same rates as while operating. The Company capitalizes interest expense related to certain capital expenditure projects. Capitalized interest was approximately $49,000, $61,000 and $126,000 for 1997, 1996, and 1995, respectively.

         The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or certain changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

         Employer's Liability Claims -- Employer's liability claims, principally arising from actual or alleged personal injuries, are estimates of the Company's liabilities for such occurrences. These claims are classified as current or long-term based upon the periods in which such claims are expected to be funded.

         Deferred Financing Costs -- Deferred financing costs are amortized over the life of the related debt. Deferred financing costs, net of accumulated amortization were $783,000 and $231,000, respectively, at December 31, 1997 and 1996.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

         Revenue Recognition -- Drilling revenues are recorded pursuant to day rate contracts, under which the Company received a fixed amount per day for providing drilling services using the rigs it operates. Revenues are recognized as earned. In connection with drilling contracts, the Company may receive lump sum fees for mobilization of equipment and personnel or for capital improvements to rigs. Significant mobilization and reimbursements are deferred and amortized over the term of the contract. As of December 31, 1997 there was $2,433,000 of unamortized mobilization and reimbursement fees related to the Marine 305 contract. There were no unamortized mobilization and reimbursements as of December 31, 1996.

         Rig Mobilization Costs -- When significant costs are incurred in connection with mobilizing a drilling rig for a new contract, the Company defers and amortizes such costs over the term of the applicable drilling contract. There were $2,487,000 unamortized mobilization costs at December 31, 1997 and no unamortized mobilization costs as of December 31, 1996. Mobilization costs incurred in connection with rig purchases are capitalized as part of the purchase price and are depreciated over the life of the rig.

         Stock-Based Compensation -- Statement of Financial Accounting Standards 123 ("SFAS123"), "Accounting for Stock- Based Compensation," encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion No. 25 "Accounting for Stock issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. The disclosures required by SFAS 123, however, have been included in Note 8.

         Cash and Cash Equivalents -- The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1997, $5,000,000 of the Company's cash on hand was restricted as a result of cash collateral requirements related to a credit facility used for issuing letters of credit to support the Company's international activities. As of December 31, 1997, letters of credit totaling $2,500,000 were outstanding.

         Short-Term Investments -- Short-term investments consist of corporate debt securities, mortgage-backed securities and corporate paper. The Company classifies its short-term investments as held-to-maturity securities. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. The fair value of the short-term investments at December 31, 1997 was $0 compared to $9,990,000 for 1996.

         Treasury Stock -- Treasury stock is acquired under the cost method and valued upon reissuance using the first-in, first-out method. During 1995, the Company purchased 735,633 shares of common stock at an aggregate cost of $2,659,000. In addition, during 1995, the Company reissued 201,423 shares at an aggregate cost of $643,000 for the employee and non-employee benefit plans. No shares were repurchased during 1996, however, 534,210 shares were reissued at an aggregate cost of $2,016,000 for the employee and non-employee benefit plans. At December 31, 1997, the Company had remaining authorization under the stock purchase program to acquire up to 4,000,000 shares.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Capital Structure -- The Company has one class of common stock, par value $0.01. The stock is traded on the Nasdaq Stock Market under the symbol MDCO. There are 200,000,000 authorized shares of which 51,890,444 is issued and outstanding as of December 31, 1997. Each share of common stock is allowed one voting right.

         Earnings Per Share -- Effective December 1997 the Company was required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc). Basic EPS for the years ended December 31, 1997, 1996 and 1995 is $1.13, $0.46 and $(0.09) respectively. Diluted earnings per share, giving effect for common stock equivalents, for the years ended December 31, 1997, 1996 and 1995 is $1.11, $0.45 and $(0.09) respectively. Common stock equivalents with a weighted average of 880,000 and 830,000 are reflected in the calculation of diluted earnings per share for the years ended December 31, 1997 and 1996, respectively. Common stock equivalents with a weighted average of 951,000 common stock equivalents are not considered in the 1995 calculation of diluted earnings per share due to the net loss recorded during the year. No adjustment to net income (loss) was made in calculating diluted earnings per share for 1997, 1996 and 1995.

         Reclassification of Accounts -- Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the current presentation.

         Concentrations of Credit Risk -- The market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of independent and major oil and gas companies. The Company performs ongoing credit evaluations of its customers and obtains collateral security as deemed prudent. The Company has established an adequate allowance for bad debts, and such losses have historically been within management's expectations (see Note 11). At December 31, 1997 and 1996, the Company had cash deposits in one bank. In addition, the Company had mutual funds and commercial paper with a variety of companies and financial institutions with strong credit ratings, and such securities are held until maturity. The Company believes that credit and market risk in such instruments is minimal.

         Fair Values of Financial Instruments -- The fair values of the Company's cash equivalents, trade receivables and trade payables approximated their carrying values due to the short-term maturities of these instruments. The estimated fair value of long-term debt is equivalent to its carrying value due to the floating interest rate (see Note 5).

         Use of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)      ACCOUNTS RECEIVABLE - TRADE AND OTHER, NET

         Accounts receivables are summarized as follows (in thousands):

                                                                                        DECEMBER 31,
                                                                                -----------------------------
                                                                                    1997               1996
                                                                                -----------          ---------
     Trade receivables . . . . . . . . . . . . . . . . . . . . . . . . . .      $  38,613           $  19,628
     Marine 15 fire insurance claim  . . . . . . . . . . . . . . . . . . .          7,175                 596
     Other receivables                                                                892               1,154
                                                                                ---------           ---------
                                                                                $  46,680           $  21,378
                                                                                =========           =========

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(3)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures, and are summarized as follows (in thousands):

                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    1997                1996
                                                                                -----------          ---------
     Drilling rigs . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 209,483            $160,073
     Drill string  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,517               6,282
     Other equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,377               1,903
     Construction in progress  . . . . . . . . . . . . . . . . . . . . . .          88,745              13,942
                                                                                 ---------            --------
                                                                                 $ 310,122            $182,200
                                                                                 =========            ========

         Depreciation expense was $16,631,000, $11,530,000 and $9,326,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(4)      ACCRUED EXPENSES

         Accrued expenses are summarized as follows (in thousands):

                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                     1997              1996
                                                                                   --------         ---------
     Accrued payroll and related taxes . . . . . . . . . . . . . . . . . .         $  2,439         $   1,482
     Accrued health benefit plan claims  . . . . . . . . . . . . . . . . .              530               550
     Foreign tax liability . . . . . . . . . . . . . . . . . . . . . . . .              845                 0
     Accrued tug charges . . . . . . . . . . . . . . . . . . . . . . . . .              773               280
     Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .            3,237             1,870
                                                                                   --------         ---------
                                                                                   $  7,824         $   4,182
                                                                                   ========         =========

(5)      LONG-TERM DEBT

         Long-term debt is summarized as follows (in thousands):

                                                                                       December 31,
                                                                                --------------------------
                                                                                   1997             1996
                                                                                ----------         -------
     M300SI note payable to lender due 1999  . . . . . . . . . . . . . . .      $        -         $10,000
     Less:
            Current portion of long-term debt  . . . . . . . . . . . . . .               -           1,000
                                                                                ----------         -------
            Long-term debt, non-current  . . . . . . . . . . . . . . . . .      $        -         $ 9,000
                                                                                ==========         =======

         M300SI -- Note payable to Lender -- On December 1, 1994, M200 SII entered into a $35,000,000 revolving/term loan agreement (the "Loan") with a U.S. financial institution ("Lender"). This agreement included a revolving credit facility which was convertible on June 1, 1996 into a term loan. On May 31, 1996, the Loan was amended (i) to extend the revolving loan availability period by one year to June 1, 1997 at which time it could be converted to a term loan; (ii) to extend the term facility by two years; and (iii) to lower the amount of available borrowing during the loan availability period over four consecutive quarterly reductions of $1,750,000 on September 1, 1996; December 1, 1996; March 1, 1997 and June 1, 1997. The agreement was terminated during February 1997.

         Interest was calculated on the outstanding principal balance at the London Interbank Offered Rate ("LIBOR") plus 2.5%. The interest rate as of December 31, 1996 and 1995 was 8.0% and 8.3%, respectively. A revolving loan fee was due quarterly during the revolving loan period based on the unused credit facility at .25%.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         Interest payments on the loan amounted to $322,000, $956,000 and $981,000 for the years ended December 31, 1997, 1996 and 1995, including revolving loan fees of $7,000, $58,000 and $60,000, respectively. A facility fee of $175,000 was paid to the Lender during the fourth quarter 1994 and was being amortized over the life of the loan. During May 1996 a modification fee of $88,000 was paid to the Lender and was being amortized over the remaining life of the loan. Upon termination of the agreement a non-utilization fee of $200,000 was paid.

         Parent -- In March 1997, the Company entered into a new credit agreement, the "Credit Facility," with Bankers Trust Company ("BTCo"), Christiania Bank og Kreditkasse ("CBK"), and certain other banks providing financing up to $100,000,000 to be used for rig acquisitions and upgrades.
This agreement includes a revolving credit facility available through December 31, 1999, which can be converted into a four-year term loan. Interest and facility fees are generally payable quarterly during the terms of both facilities. Principal during the term loan facility is payable quarterly in equal installments beginning March 31, 2000. Interest accrues at (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The agreement is secured by all of the Company's current rig fleet, except for the Marine 700, as well as certain other collateral assignments. The Company and its subsidiaries are required to comply with various covenants, including, but not limited to, the maintenance of financial ratios related to (i) debt to total capitalization and (ii) EBITDA to interest expense and dividends.

         Interest payments on the Credit Facility for 1997 were $298,000, which included a commitment fee of $248,000. The commitment fee is due quarterly during the revolving credit period based on the unused credit facility at .30%. The Company has no borrowings outstanding under this agreement at December 31, 1997.

(6)      INCOME TAXES

         Income taxes consist of the following (in thousands):

                                                                            YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                      1997            1996           1995
                                                                  ----------       ----------      --------
     Current:
          U.S. federal . . . . . . . . . . . . . . . . . . . .     $12,197          $   343         $      -
          State  . . . . . . . . . . . . . . . . . . . . . . .          44                -                1
          Foreign  . . . . . . . . . . . . . . . . . . . . . .       2,551              296               55
                                                                   -------          -------          -------
                                                                    14,792              639               56
                                                                   -------          -------          -------
     Other:
          U.S. federal - deferred  . . . . . . . . . . . . . .       4,361            7,585           (2,221)
          Pre-quasi-reorganization net operating loss
              carryforwards  . . . . . . . . . . . . . . . . .       8,310              834                -
          Tax benefits related to common stock issued
              pursuant to long-term incentive plan   . . . . .       3,993            2,528               85
                                                                   -------          -------          -------
                                                                    16,664           10,947           (2,136)
                                                                   -------          -------          -------
     Total tax expense (benefit) . . . . . . . . . . . . . . .     $31,456          $11,586          $(2,080)
                                                                   =======          =======          =======

         As a result of the adoption of quasi-reorganization accounting procedures on December 31, 1992, the tax effect of the realization of tax attributes generated prior thereto are recorded directly to shareholders' equity as an adjustment to additional paid-in capital and are not reflected as a reduction of income tax expense. The realization of tax attributes prior to the quasi-reorganization are subject to the rules and guidance of the Internal Revenue Service and United States Department of the Treasury as interpreted or applied to situations similar to the Company.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)


         For the years ended December 31, 1997, 1996 and 1995, the effective tax rates for financial reporting purposes of 35%, 36% and 34% approximates the U.S. federal statutory rates of 35%, 35% and 34%. The effective rate was higher than the statutory rate in 1996 due to the Company's treatment of foreign tax payments.

         The tax effects of temporary differences that give rise to significant portions of the deterred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):

                                                                                                  DECEMBER 31,
                                                                                        -------------------------------
                                                                                             1997              1996
                                                                                        --------------    -------------
            Deferred tax assets:
               Net operating loss carryforwards  . . . . . . . . . . . . . . . .        $     13,087         $ 24,065
               Alternative minimum tax carryforward  . . . . . . . . . . . . . .                 688                -
               Investment tax, general business and foreign tax
                   Credit carryforwards  . . . . . . . . . . . . . . . . . . . .                 442            4,862
               Employer's liability claims . . . . . . . . . . . . . . . . . . .                 733              683
               Allowance for bad debts . . . . . . . . . . . . . . . . . . . . .                  53               53
                                                                                        ------------         --------
               Total gross deferred tax assets   . . . . . . . . . . . . . . . .              15,003           29,663
               Less valuation allowance  . . . . . . . . . . . . . . . . . . . .             (14,270)         (28,980)
                                                                                        ------------         --------
               Net deferred tax assets   . . . . . . . . . . . . . . . . . . . .                 733              683
                                                                                        ------------         --------
            Deferred tax liabilities:
               Plant and equipment, principally due to differences
                   In depreciation  . . . . . . . . . . . . . . . . . . . . . .               17,929           13,344
               Deferred expenses   . . . . . . . . . . . . . . . . . . . . . . .                 766                -
               Deferred intercompany gains and losses  . . . . . . . . . . . . .                 128            1,068
                                                                                        ------------         --------
               Total gross deferred tax liabilities  . . . . . . . . . . . . . .              18,823           14,412
                                                                                        ------------         --------
            Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . .       $     18,090         $ 13,729
                                                                                        ============         ========

        The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $14,270,000 and $28,980,000 respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $14,710,000 and $7,758,000 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible and the Section 382 limitation as discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

        At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $37,392,000 which if not utilized, expire in years 2003 and 2010. The Company also had investment tax credit and general business credit carryforwards for federal income tax purposes of approximately $442,000 at December 31, 1997 which if not utilized, expire in years 1998 to 2000. In late 1995 and early 1996, certain venture capital firms holding significant percentages of the Company's common stock sold or distributed their positions. These transactions triggered an ownership change pursuant to Section 382 in March 1996. As a result of this ownership change, the Company's use of its net operating loss, investment tax credit and general business credit carryforwards subsequent to that date will be limited.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(7)     BENEFIT PLANS

        1992 LONG TERM INCENTIVE PLAN -- In late 1992, the Company adopted the Marine Drilling 1992 Long Term Incentive Plan ("1992 Plan") which was amended in 1996. Pursuant to the terms of the 1992 Plan, an aggregate of 10,000,000 shares (subject to the restrictions described herein) of common stock are available for distribution pursuant to stock options, SARs and restricted stock. The number of shares of common stock available for distribution is further limited in that no stock options, SARs or restricted stock may be issued if, immediately after such issuance, the number of shares subject to outstanding stock options, SARs and restricted stock awards would exceed 5% of the common stock then outstanding. The shares of common stock subject to any stock option or SAR that terminates without a payment being made in the form of common stock would again become available for distribution pursuant to the 1992 Plan.

        Restricted Common Stock. During 1997, 1996 and 1995, the Company issued restricted stock grants consisting of 76,500, 80,833 and 53,500 shares, respectively, of common stock. These grants generally lapse over four-year periods and the values of the grants are based on the respective closing prices on the day preceding each grant and are recognized as compensation expense over the periods during which the restrictions lapse. Compensation expense related to the issuance of restricted common stock for the years ended December 31, 1997, 1996 and 1995 was $590,000, $438,000 and $333,000, respectively.

        During 1997 and 1995, 12,000 and 20,000 shares, respectively, of restricted common stock were forfeited

        Common Stock Options. The exercise price of each option equals the market price of the Company's stock on the date of grant. An option's maximum term is ten years. The vesting period ranges from immediately to four years. This period is determined at the issuance of each grant. The following table summarizes stock option transactions pursuant to the 1992 Plan:

                                          1997                      1996                     1995
                                -----------------------   -----------------------  -----------------------
                                               WEIGHTED                  WEIGHTED                 WEIGHTED
                                                AVERAGE                  AVERAGE                   AVERAGE
                                               EXERCISE                  EXERCISE                 EXERCISE
          FIXED OPTIONS           SHARES         PRICE    SHARES          PRICE      SHARES         PRICE
      -----------------------   ----------    ---------  ---------      ---------  ----------    ----------
      Outstanding at
         Beginning of year      1,721,380      $  5.63    1,880,650      $  2.08   1,575,650          $ 1.97
      Granted                     117,500        16.38      802,500         9.68     530,000            2.50
      Exercised                  (489,333)        2.77     (961,770)        2.07    (150,000)           1.25
      Forfeited                   (50,000)        2.50            -                  (75,000)           4.25
                                ---------                 ---------                ---------
      Outstanding at year end   1,299,547         7.80    1,721,380      $  5.63   1,880,650          $ 2.08
                                =========                 =========                =========
      Options exercisable at
         year-end                 473,714                   573,880                  888,150
      Weighted-average fair
         value of options
         granted during
         the year                   $9.55                     $5.74                    $1.59

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 1997:

                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      --------------------------------------------------  ----------------------------
                                        WEIGHTED-AVG.
                          NUMBER          REMAINING                          NUMBER
                       OUTSTANDING       CONTRACTUAL      WEIGHTED-AVG.   EXERCISABLE   WEIGHTED-AVG.
 EXERCISE PRICES       AT 12/31/97           LIFE        EXERCISE PRICE   AT 12/31/97   EXERCISE PRICE
----------------       -----------      ------------     --------------   -----------   --------------
 $         1.25          167,880            4.8            $        1.25       167,880    $       1.25
           6.00           47,500            5.5                     6.00        47,500            6.00
           2.50          222,500            7.2                     2.50        32,500            2.50
           8.94          500,000            8.5                     8.94       166,667            8.94
          10.38           66,667            8.5                    10.38             -           10.38
           8.94           37,500            8.7                     8.94        12,500            8.94
           8.94           15,000            8.7                     8.94         5,000            8.94
          12.25          125,000            8.8                    12.25        41,667           12.25
          16.50           60,000            9.1                    16.50             -               -
          16.25           57,500            9.3                    16.25             -               -
                      ----------                                              --------
 $1.25 to 16.50        1,299,547            7.8            $        7.80       473,714    $       5.77
                      ==========                                              ========

         Based upon Common Stock outstanding as of December 31, 1997 and 1996 and shares reserved for issuance as set forth above, the number of shares then available for future stock options, SARs and restricted stock grants was 7,537,284 and 8,096,117 shares, respectively. The number of shares available due to the 5% limitation was 1,273,730 and 762,943 shares, respectively.

         No compensation costs were recognized in income for 1997, 1996 and 1995 because the Company has elected to continue accounting for such transactions under APB 25.

         NON-EMPLOYEE DIRECTORS' PLAN-- The Company adopted the 1995 Non-Employee Directors' Plan (the "Directors' Plan") effective June 29, 1995. The Directors' Plan provides for the grant of shares and options to acquire common stock to each director who is not an employee of the Company. A maximum of 350,000 shares may be issued pursuant to stock awards or options. Each option granted will vest and become exercisable one year after its grant and will expire ten years from the date the option is granted. The exercise price of each option equals the market price of the Company's stock on the date of grant. No compensation costs were recognized in income.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The following table summarizes stock option transactions under the Director's Plan as of December 31, 1997:

                                     1997                      1996                     1995
                           -----------------------   -----------------------  -----------------------
                                          WEIGHTED                  WEIGHTED                 WEIGHTED
                                           AVERAGE                  AVERAGE                   AVERAGE
                                          EXERCISE                  EXERCISE                 EXERCISE
     FIXED OPTIONS         SHARES           PRICE    SHARES          PRICE     SHARES          PRICE
-----------------------   --------       ---------  --------       ---------  --------      ----------
 Outstanding at
    Beginning of year      60,000         $  4.94    50,000          $  4.00         -        $    -
 Granted                   12,500           15.63    10,000             9.63    50,000          4.00
 Exercised                 (5,000)           4.00         -                -         -             -
 Forfeited                      -               -         -                -         -             -
                          -------                    ------                     ------
 Outstanding at year end   67,500         $  6.99    60,000          $  4.94    50,000        $ 4.00
                          =======                   =======                     ======
 Options exercisable at
    year-end               55,000                    50,000                          -

 Weighted-average fair
    value of options
    granted during
    the year              $  9.08                   $  5.79                     $ 2.50


         The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 1997 under the Director's Plan.

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   -----------------------------
                     NUMBER        WEIGHTED-AVG.                         NUMBER
                  OUTSTANDING        REMAINING       WEIGHTED-AVG.    EXERCISABLE     WEIGHTED-AVG.
EXERCISE PRICES   AT 12/31/97    CONTRACTUAL LIFE    EXERCISE PRICE   AT 12/31/97    EXERCISE PRICE
---------------   -----------    ----------------    --------------   -----------    --------------
 $         4.00        45,000          7.5           $       4.00           45,000    $       4.00
           9.63        10,000          8.4                   9.63           10,000            9.63
          15.63        12,500          9.4                  15.63                -               -
                  -----------                                         ------------
 $4.00 to 15.63        67,500          7.9           $       6.99           55,000    $       5.02
                  ===========                                         ============


         During 1997 and 1996, 2,815 and 4,450 shares were issued as stock awards and related compensation expense of $151,000 and $132,000 was recognized in 1997 and 1996, respectively.

         EMPLOYEE 401(K) PROFIT SHARING PLAN -- The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") covering substantially all of its employees who have been employed at least three months. The Company matches employees' contributions to the Plan on a dollar-for-dollar basis, in the form of Company common stock, up to 5% of their eligible compensation. During 1997, 1996 and 1995, the Company made matching contributions with the Company's common stock totaling $1,303,000, $1,014,000 and $843,000, respectively.

         EXECUTIVE DEFERRED COMPENSATION PLAN -- The Company adopted the Executive Deferred Compensation Plan (the "Executive Plan") effective December 31, 1994. Employees who participate in the Executive Plan are selected by an Administrative Committee. Under the Executive Plan, the participating executives may elect (i) to defer up to 80% of compensation after reaching the limitations applicable to the Company's 401(k) Plan and (ii) to defer any excess contributions refunded by the 401(k) Plan. The Company matches executives' contributions to the Executive Plan on a dollar-for-dollar basis, in cash up to 5% of their eligible compensation. As of December 31, 1997, and 1996 the amount deferred under the Executive Plan was $252,000 and $102,000, respectively.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(8)      ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its fixed stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by SFAS 123, net income (loss) and net income
(loss) per share would approximate the pro forma amounts indicated below (in thousands except per share data):

                                                                       1997             1996             1995
                                                                     --------          -------         --------
     Net income (loss) - as reported ...........................      $58,380          $20,670         $(4,022)
     Net income (loss) - pro forma .............................       56,988           19,497          (4,240)
     Net income (loss) per share - as reported .................         1.13             0.46           (0.09)
     Net income (loss) per share - pro forma ...................         1.11             0.43           (0.10)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                                    1997             1996             1995
                                                                  -------          -------          -------
    Expected dividend yield ..................................       -                -                -
    Expected price volatility ................................      63.2%            63.8%            71.2%
    Risk-free interest rate ..................................       5.4%             6.2%             6.0%
    Expected life of option ..................................    5 years          5 years          5 years

         The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years were not anticipated in the calculations.

(9)      SHAREHOLDERS RIGHTS PLAN

         The Company adopted a shareholder rights plan on November 8, 1996, designed to assure that the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all shareholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company issued one preferred share purchase right (a "Right") with respect to each outstanding share of Common Stock outstanding on November 20, 1996. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Junior Participating Preferred Stock, $.01 par value per share (the "Preferred Shares"), of the Company at a price of $56.00 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock. Each whole Preferred Share will be entitled to receive a quarterly preferential dividend in an amount per share equal to the greater of (i) $1.00 in cash or (ii) in the aggregate, 1,000 times the dividend declared on the Common Stock. In the event of liquidation, the holders of the Preferred Shares will be entitled to receive a preferential liquidation payment equal to the greater of (i) $1,000 per share or (ii) in the aggregate, 1,000 times the payment made on the shares of Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged for or changed into other stock or securities, cash or other property, each whole Preferred Share will be entitled to receive 1,000 times the amount received per share of Common Stock. Each whole Preferred Share shall be entitled to 1,000 votes on all matters submitted to a vote of the shareholders of the Company, and Preferred Shares shall generally vote together as one class with the Common Stock and any other capital stock on all matters submitted to a vote of shareholders of the Company. The Rights will expire on November 19, 2006 (the "Final Expiration Date"), unless the Final Expiration Date is extended or the Rights are earlier redeemed or exchanged by the Company.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(10)     COMMITMENTS AND CONTINGENCIES

         India Lawsuit -- Jagson International Limited, an Indian entity, has brought suit against Marine Drilling Companies, Inc. and Marine 300 Series, Inc. in Bombay, India. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that it breached the agreement by failing to charter the rigs resulting in damages in excess of $14,500,000. The Company disputes the existence of the agreement and intends to vigorously defend the suit. Although the lawsuit has recently been filed and the litigation is in an early stage, based on a number of substantive and procedural defenses that the Company believes are available to it, the Company does not believe the ultimate resolution of this dispute will have a material adverse effect on the Company's results of operations or financial condition.

         Legal Proceedings -- The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


         Operating Leases -- The Company rents certain equipment and other property under operating leases. Rental expense was $1,836,000, $2,208,000 and $2,066,000 in 1997, 1996 and 1995, respectively. Aggregate future minimum rental payments relating to operating leases not including the charter fee for the MARINE 510, are as follows (in thousands):

                                                          1998        1999       2000        2001       2002
                                                          ----        ----       ----        ----       ----
      Office and equipment leases . . . . . . . .         $627        $433       $311        $299       $296
                                                          ====        ====       ====        ====       ====

         Shipyard Contracts -- In December 1997 Marine Drilling Companies (Norway) ASA ("Owner") entered into an agreement with HAM Marine, Inc. ("Builder") to complete the Marine 700. The shipyard contract is for $87,000,000 and the project is expected to be completed during February 1999. Payments are to be made monthly based upon the percentage complete. If the construction is not complete by the scheduled delivery date per the contract, the Builder shall pay the Owner $100,000 for every day late not to exceed $6,000,000. Likewise, if delivery of the completed rig is early, then the Owner shall pay the Builder $100,000 per day up to $6,000,000. The shipyard is located in Pascagoula, Mississippi.

         On December 19, 1997 the Company signed a contract with Jurong Shipyard Limited ("Builder") in Singapore to upgrade the Marine 500. The contract is for approximately $38,000,000 and is expected to take approximately six months. As in all construction projects there can be no guarantee that delays will not prevent the upgrade from being completed on schedule. The contract makes provisions for such delays. If the rig does not arrive at the shipyard on schedule then the Company shall pay the Builder $5,000 per day for a maximum period of thirty days. Once the upgrade begins if it is completed early then the Builder will receive $30,000 per day for each day ahead of schedule up to $2,000,000. On the other hand, if the work is delayed beyond the scheduled completion date due to events that are within the control of the Builder then the Company shall be paid $60,000 per day for each day late up to a maximum of $4,000,000.

         Charter Agreement -- The Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey to charter the Marine 510, a semi-submersible, for a period of five years. The Charter Agreement begins when the rig commences operations under a drilling contract that is expected to be mid-April 1998. The charter and related fees, which average $29,500 per day, are only payable during the time the rig is earning a daily rate. The charter rate goes to zero when the rig is not employed. In the first two years the Agreement cannot be terminated. In years three through five the agreement can only be terminated in the event the rig does not have a contract within 50 days of a completed contract with at least 10 days written notice prior to termination.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(11)     SEGMENT AND RELATED INFORMATION

         For segment reporting purposes the Company defines its segments as shallow water drilling (jack-up rigs) and deepwater drilling (semi-submersibles). Operating income consists of revenues less the related operating costs and expenses, including depreciation and allocated operation support, excluding interest and unallocated corporate expenses. Identifiable assets by operating segment include assets directly identified with those operations.

         The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):


                                            JACK-UP            SEMI          CORPORATE &
                                           OPERATIONS       OPERATIONS         OTHER             TOTAL
                                         -------------      ----------   ----------------   ---------------
1997
   Revenues                              $     172,143        $18,114    $            -     $      190,257
   Operating Income (Loss)                      93,276          4,632          (10,300)             87,608
   Identifiable Assets                         179,584        123,280            31,318            334,182
   Capital Expenditures                         39,574         84,366             3,736            127,676
   Depreciation & Amortization                  11,260          3,242             2,493             16,995

1996
   Revenues                              $     110,329        $    -     $            -     $      110,329
   Operating Income (Loss)                      40,980          (333)            (9,162)            31,485
   Identifiable Assets                         126,810         38,092            90,045            254,947
   Capital Expenditures                         17,967         38,062             3,125             59,154
   Depreciation & Amortization                   9,912              -             1,664             11,576

1995
   Revenues                              $      63,067        $     -    $            -     $       63,067
   Operating Income (Loss)                        (553)             -            (6,308)           (6,861)
   Identifiable Assets                         115,485              -            19,060            134,545
   Capital Expenditures                         18,535              -             2,883             21,418
   Depreciation & Amortization                   8,529              -               848              9,377

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                                     1997             1996             1995
                                   --------         --------          -------
    Revenues:
        United States              $157,349         $104,969          $57,293
        India                         5,381            5,360            3,260
        Mexico                            -                -            2,514
        Southeast Asia               27,527                -                -
        Other Foreign                     -                -                -

    Operating Income:
        United States                77,565           30,564           (7,012)
        India                           923            1,265             (154)
        Mexico                            -                -              305
        Southeast Asia                9,155             (333)               -
        Other Foreign                   (35)             (11)               -

    Identifiable Assets:
        United States               219,641          192,449          116,180
        India                        14,247           15,110           18,357
        Mexico                            9                9                8
        Southeast Asia               99,846           38,092                -
        Other Foreign                   439            9,287                -

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the years 1997, 1996 and 1995, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):


                                     1997                      1996                     1995
                           -----------------------   -----------------------  -----------------------
                                        % OF TOTAL                % OF TOTAL               % OF TOTAL
                           REVENUE        REVENUE    REVENUE       REVENUE    REVENUE        REVENUE
                           --------    -----------   ---------    ----------  ---------    ----------
       Customer A           $11,371          *          $20,461       19%      $  8,742        14%
       Customer B            48,235        25%           17,629       16%         1,489          *

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

(12)     RELATED PARTY TRANSACTIONS

         In August 1997 Marine Drilling Companies (Norway) ASA acquired 100% of Norwegian Drilling Technology AS ("NDT") a Norwegian corporation. Idar Iversen, President and Chief Executive Officer of Marine Drilling Companies (Norway) ASA owned 50% of NDT at the time of the purchase. Mr. Iversen no longer has any interests in NDT.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(13)     UNAUDITED QUARTERLY FINANCIAL DATA

         A summary of unaudited quarterly consolidated financial information for 1997 and 1996 is as follows (in thousands):

                   1997                            FIRST            SECOND            THIRD             FOURTH
                                                  QUARTER           QUARTER          QUARTER           QUARTER
--------------------------------------------  ---------------    -------------    --------------     ------------
Revenues                                         $    36,750      $    44,486       $    51,198       $    57,823
Operating income                                      14,912           19,875            24,852            27,969
Income before income taxes                            15,659           20,520            25,206            28,451
Income tax expense                                     5,481            7,182             8,918             9,875
Net income                                            10,178           13,338            16,288            18,576
Basic earnings per share (1)                           $0.20            $0.26             $0.32             $0.36
Diluted earnings per share (1)                         $0.19            $0.25             $0.31             $0.35
Basic average common shares                       51,329,966       51,408,251        51,650,599        51,883,567
Diluted average common shares                     52,494,250       52,604,369        52,601,492        52,855,969
Average day rates (2)                            $    32,768      $    35,539       $    39,338       $    42,585
Marketed rigs (weighted average)                        12.5             13.8              14.4              14.8
Utilization of marketed rigs                            100%             100%               98%              100%

                   1996                            FIRST            SECOND            THIRD             FOURTH
                                                  QUARTER           QUARTER          QUARTER            QUARTER
--------------------------------------------  --------------    -------------       -----------       -----------
Revenues                                           $21,239          $27,360           $29,819           $31,911
Operating income                                     3,600            6,605            10,032            11,248
Income before income taxes                           3,669            6,652            10,404            11,531
Income tax expense                                   1,357            2,398             3,714             4,117
Net income                                           2,312            4,254             6,690             7,414
Basic earnings per share (1)                         $0.05            $0.10             $0.15             $0.16
Diluted earnings per share                           $0.05            $0.09             $0.15             $0.16
Basic average common shares                     43,804,288       44,338,438        45,028,616        46,483,305
Diluted average common shares                   44,880,654       45,266,927        45,896,929        47,615,675
Average day rates (2)                              $21,026          $23,505           $24,932           $27,462
Marketed rigs (weighted average)                      11.8             12.8              13.0              12.6
Utilization of marketed rigs                           94%             100%              100%              100%

--------------------------

   (1) Quarterly net income per common share may not total to annual results due to rounding.
   (2) "Average day rate" is determined by dividing the total gross revenue earned by the Company's rigs during a given period by the total number of days that the Company's rigs were under contract during that period.

         During 1997, the Company's average marketed rigs and day rates increased due primarily to the greater demand for drilling rigs and increased level of drilling activity in the U.S. Gulf of Mexico and from the activation of the Marine 500 in late February 1997 and the Marine 305 in late August 1997.

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(14)     SUBSEQUENT EVENTS

         During January 1998 the Company signed a contract with Esso Exploration Inc., an affiliate of Exxon Corporation, for the Marine 700. The contract covers a primary term of three years beginning first quarter of 1999 and is expected to generate day rate revenues of approximately $207 million during its primary term. Final construction of the Marine 700, a deepwater semi-submersible drilling rig, will be at HAM Shipyard in Pascagoula, Mississippi. The unit will be initially equipped to work in water depths up to 5,000 feet, readily upgradable to 7,500 feet. Marine 700 will be available to Exxon affiliates for work worldwide, outside the North Sea.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The information called for by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's Proxy Statements relating to its annual meeting of Shareholders to be held May 14, 1998, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.


                                    PART IV

ITEM 14.         EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included in Part III, Item 8:

         Consolidated Financial Statements

                                                                                        Page
                                                                                        ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . .                 21

Consolidated Balance Sheets at December 31, 1997 and 1996 . . . . . . . .                 22

Consolidated Statements of Operations for each of the years
   in the three-year period ended December 31, 1997 . . . . . . . . . . .                 23

Consolidated Statements of Shareholders' Equity for each of
   the years in the three-year period ended December 31, 1997 . . . . . .                 24

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 31, 1997 . . . . . . . . . . .                 25

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .                 27

All other schedules are omitted as the information is not required or is not applicable.

         (2)       Exhibits

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

++        10.1   Employment Agreement between Marine Drilling Companies, Inc. and Jan Rask dated June
                 18, 1996 (incorporated by reference to Exhibit 10.1 on Form 10-Q for quarter ended
                 June 30, 1996).

++        10.3   Severance Agreement between Marine Drilling Companies, Inc. and H. Larry Adkins dated
                 July 18, 1996 (incorporated by reference to Exhibit 10.3 on Form 10-Q for quarter ended September 30, 1996).

++        10.5   Severance Agreement between Marine Drilling Companies, Inc. and Danny R. Richardson
                 dated July 18, 1996 (incorporated by reference to Exhibit 10.5 on Form 10-Q for quarter ended September 30, 1996).

++        10.6   Marine Drilling Companies, Inc. 1995 Non-Employee Directors' Plan (incorporated by reference to Annex A of the Company's Proxy Statement dated July 17, 1995).

++    *   10.7   Employment Agreement between Marine Drilling Companies, Inc. and T. Scott O'Keefe dated January 12, 1998.

++    *   10.8   Severance Agreement between Marine Drilling Companies, Inc. and V. G. Bounds dated
                 October 23, 1996.

++        10.18  The Marine Drilling 1992 Long-Term Incentive Plan (incorporated by reference to
                 Exhibit 10.26 of the Company's Registration Statement No. 33-52470 on Form S-1).

++        10.25  Marine Drilling Companies, Inc. Amended and Restated Executive Deferred Compensation
                 Plan effective July 1, 1996.

          10.26  Marine Drilling Companies, Inc. Shareholders Rights Agreement (incorporated by reference to Exhibits 1 - 5 to the Current Report on Form 8-K of the Registrant dated
                 November 15, 1996).

          10.27  Credit Agreement dated as of March 7, 1997 among Marine Drilling Companies, Inc.
                 Bankers Trust Company, Christiania Bank og Kreditkasse, New York Branch and certain other banks including Exhibit A thereto.

      *   21.1   Subsidiaries of the Registrant.

      *   23.1   Consent of KPMG Peat Marwick LLP.

      *   27     Financial Data Schedule.


      *          Filed herewith.

++ Management contract or compensation plan or arrangement required to be filed as an exhibit to this report.

-------------------------------

(b)      Reports on Form 8-K:

         No reports were filed on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sugar Land, State of Texas, on March 24, 1998.

                                        MARINE DRILLING COMPANIES, INC.

                                        By    /s/ Jan Rask
                                           ----------------------------------
                                                  Jan Rask
                                                  President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


                             SIGNATURE                                     TITLE                                      DATE
                /s/Robert L. Barbanell                             Chairman of the Board                         March 24, 1998
-----------------------------------------------------
                Robert L. Barbanell

                /s/Jan Rask                                  President Chief Executive Officer                   March 24, 1998
-----------------------------------------------------                   And Director
                  Jan Rask

                /s/T. Scott O'Keefe                                Senior Vice President                         March 24, 1998
-----------------------------------------------------             Chief Financial Officer
                  T. Scott O'Keefe                             (Principal Financial Officer)


                /s/Joan R. Smith                                 Vice President, Controller                      March 24, 1998
-----------------------------------------------------                  and Secretary
                  Joan R. Smith                                (Principal Accounting Officer)


                /s/David A. B. Brown                                      Director                               March 24, 1998
-----------------------------------------------------
                  David A. B. Brown

                /s/Howard I. Bull                                         Director                               March 24, 1998
-----------------------------------------------------
                  Howard I. Bull

                /s/Nathaniel A. Gregory                                   Director                               March 24, 1998
-----------------------------------------------------
                  Nathaniel A. Gregory

                /s/  Christopher M. Linneman                              Director                               March 24, 1998
-----------------------------------------------------
                  Christopher M. Linneman

                /s/  Robert C. Thomas                                     Director                               March 24, 1998
-----------------------------------------------------
                  Robert C. Thomas

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                                   EXHIBITS
------                                                   --------
10.7                   Employment Agreement between Marine Drilling Companies, Inc. and T. Scott O'Keefe

10.8                   Severance Agreement between Marine Drilling Companies, Inc. and V. G. Bounds

21.1                   Subsidiaries of the Registrant.

23.1                   Consent of KPMG Peat Marwick LLP.

27                     Financial Data Schedule