Form 10-Q
period 1998-03-31
MARINE DRILLING COMPANIES INC
filed 1998-05-14
CIK 860521

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------

                                    FORM 10-Q


         (Mark One)

              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                   OR

              [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE TRANSITION PERIOD FROM           TO
                                                      ---------    --------

                         COMMISSION FILE NUMBER: 0-18309

                              -------------------

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT APRIL 28, 1998 -- 52,235,006

==============================================================================

                         MARINE DRILLING COMPANIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION


Item 1.     Index to Financial Statements
                  Independent Auditors' Review Report....................    1

                  Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997...................    2

                  Consolidated Statements of Operations -
                  Three Months Ended March 31, 1998 and 1997.............    3

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997.............    4

                  Notes to Consolidated Financial Statements.............    5


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations................    9


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings............................................   15

Item 6.          Exhibits and Reports on Form 8-K........................   15


SIGNATURES...............................................................   16


                                       (i)

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                       KPMG PEAT MARWICK LLP



         Houston, Texas
         April 28, 1998

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      MARCH 31,     DECEMBER 31,
                                                                        1998          1997
                                                                     ----------     ----------
                                                                     (UNAUDITED)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $  42,822      $  15,619
   Restricted cash                                                       5,000          5,000
   Accounts receivable - trade and other, net                           44,646         46,680
   Prepaid expenses and other                                            2,762          5,048
                                                                     ---------      ---------
       Total current assets                                             95,230         72,347

Property and equipment                                                 334,207        310,122
   Less accumulated depreciation                                        54,563         49,635
                                                                     ---------      ---------
       Property and equipment, net                                     279,644        260,487
Other                                                                    1,271          1,348
                                                                     ---------      ---------
                                                                     $ 376,145      $ 334,182
                                                                     =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                  $  20,044      $   6,367
   Accrued expenses                                                     11,657          7,824
   Current tax liability                                                 3,000          2,113
   Employer's liability claims, current                                    992            571
                                                                     ---------      ---------
       Total current liabilities                                        35,693         16,875

Employer's liability claims, non-current and other                       1,393          1,776

Deferred income taxes                                                   21,760         18,090

Minority interest in subsidiary                                          1,672          1,699

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 52,221,637 and  51,890,444 shares,
     as of March 31, 1998 and December 31, 1997, respectively              522            519
   Common stock restricted                                              (2,042)        (1,249)
   Additional paid-in capital                                          205,153        201,236
   Retained earnings from January 1, 1993                              111,994         95,236
                                                                     ---------      ---------
       Total shareholders' equity                                      315,627        295,742
                                                                     ---------      ---------
Commitments and contingencies                                             --             --
                                                                     ---------      ---------
                                                                     $ 376,145      $ 334,182
                                                                     =========      =========


See notes to consolidated financial statements and accompanying auditors'
                                 review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       -----------------------
                                          1998         1997
                                       -----------   ---------
Revenues                               $ 57,464      $ 36,750

Costs and Expenses:
     Contract drilling                   24,053        16,476
     Depreciation and amortization        5,033         3,581
     General and administrative           2,900         1,781
                                       --------      --------
                                         31,986        21,838
                                       --------      --------
       Operating income                  25,478        14,912
                                       --------      --------

Other Income (Expense):
     Interest expense                       (86)         (350)
     Interest income                        537         1,057
     Other income                           270            40
                                       --------      --------
                                            721           747
                                       --------      --------
Income before income taxes               26,199        15,659

Income tax expense                        9,441         5,481
                                       --------      --------
Net income                             $ 16,758      $ 10,178
                                       ========      ========
Earnings per share:
     Basic                             $   0.32      $   0.20
     Diluted                           $   0.32      $   0.19

Average common shares:
     Basic                               51,987        51,330
     Diluted                             52,600        52,494


See notes to consolidated financial statements and accompanying auditors'
                                 review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            ---------------------------
                                                                              1998              1997
                                                                            ---------        ----------
Cash Flows From Operating Activities:

    Net income                                                                $ 16,758      $ 10,178

    Adjustments to reconcile net income to net cash provided by operating activities:
        Deferred income taxes                                                    3,670           575
        Pre-quasi-reorganization net operating loss carryforward                  --           2,952
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                               1,919           842
        Depreciation and amortization                                            5,033         3,581
        Changes in operating assets and liabilities:
          Receivables                                                            2,034       (11,394)
          Other current assets                                                   2,286         1,132
          Payables, accrued expenses, current taxes and
            employer's liability claims                                         18,435         6,156
          Other                                                                    450          (947)
                                                                              --------      --------
            Net cash provided by operating activities                           50,585        13,075
                                                                              --------      --------

Cash Flows From Investing Activities:
    Purchase of short-term investments                                            --         (19,514)
    Maturity of short-term investments                                            --          10,000
    Purchase of equipment                                                      (24,210)      (12,926)
    Proceeds from disposition of equipment                                         174            45
                                                                              --------      --------
            Net cash used in investing activities                              (24,036)      (22,395)
                                                                              --------      --------

Cash Flows From Financing Activities:
    Proceeds from exercise of stock options                                        654           297
    Payment of debt                                                               --         (10,000)
    Increase in restricted cash                                                   --          (2,000)
                                                                              --------      --------
            Net cash provided by (used in) financing activities                    654       (11,703)
                                                                              --------      --------

            Net increase (decrease) in cash and cash equivalents                27,203       (21,023)

Cash and cash equivalents at beginning of period                                15,619        69,761
                                                                              --------      --------
Cash and cash equivalents at end of period                                    $ 42,822      $ 48,738
                                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                             $     75      $    392
    Income taxes paid                                                         $  2,437      $    118

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 62,300 and 62,000 shares in 1998 and 1997
        respectively, of restricted common stock                              $    958      $  1,081



See notes to consolidated financial statements and accompanying auditors'
                                 review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the three months ended March 31, 1998 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrants' independent auditors, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      EARNINGS PER SHARE

         Effective December 1997 the Company was required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc). Basic EPS for the quarters ended March 31, 1998 and 1997 is $0.32 and $0.20, respectively. Diluted earnings per share, giving effect for common stock equivalents, for the quarters ended March 31, 1998 and 1997 is $0.32 and $0.19, respectively. Common stock equivalents with a weighted average of 613,000 and 1,164,000 are reflected in the calculation of diluted earnings per share for the quarters ended March 31, 1998 and 1997, respectively. No adjustment to net income was made in calculating diluted earnings per share for the quarters ended March 31, 1998 and 1997.

(3)      COMMITMENTS AND CONTINGENCIES

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

         Shipyard Contracts -- In December 1997 Marine Drilling Companies (Norway) ASA ("Owner") entered into an agreement with HAM Marine, Inc. ("HAM") to complete construction of the MARINE 700. The shipyard contract is for $87,000,000 and the project is expected to be completed during the first quarter of 1999. Payments are to be made monthly based upon the percentage complete. Subject to certain exceptions, if the construction is not complete by the scheduled delivery date per the contract, HAM is obligated to pay the Owner $100,000 for every day late not to exceed $6,000,000. Likewise, if delivery of the completed rig is early, then the Owner is obligated to pay HAM $100,000 per day up to $6,000,000. The shipyard is located in Pascagoula, Mississippi. Additional expenditures of approximately $99,000,000 will be required to equip the MARINE 700.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On December 19, 1997 the Company signed a contract with Jurong Shipyard Limited ("Jurong") in Singapore to upgrade the MARINE 500. The contract is for approximately $38,000,000 and is expected to take approximately six months. As in all construction projects there can be no guarantee that delays will not prevent the upgrade from being completed on schedule. The contract makes provisions for such delays. If the rig does not arrive at the shipyard on schedule, by July 15, 1998, then the Company is obligated to pay Jurong $5,000 per day for a maximum period of thirty days. Once the upgrade begins if it is completed early then Jurong will be entitled to receive $30,000 per day for each day ahead of schedule up to $2,000,000. On the other hand, if the work is delayed beyond the scheduled completion date, December 31, 1998, due to events that are within the control of Jurong then the Company shall be entitled to $60,000 per day for each day late up to a maximum of $4,000,000.

         Charter Agreement -- The Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey to charter the MARINE 510, a semi-submersible, for a period of five years. The Charter Agreement begins when the rig commences operations under a drilling contract that is expected to be May 1998. The charter and related fees, which average $29,500 per day, are only payable during the time the rig is earning a daily rate. The charter rate goes to zero when the rig is not employed. In the first two years the Agreement cannot be terminated. In years three through five the agreement can only be terminated in the event the rig does not have a contract within 50 days of a completed contract with at least 10 days written notice prior to termination.

(4)      SEGMENT REPORTING

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

         The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):

                                              JACK-UP              SEMI            CORPORATE &
                                            OPERATIONS          OPERATIONS            OTHER              TOTAL
                                         ------------------ ------------------- ------------------ ------------------
MARCH 31, 1998
    Revenues                                    $  51,808           $   5,656      $            -     $      57,464
    Operating Income (Loss)                        26,690               2,325              (3,537)           25,478
    Identifiable Assets                           174,096             143,328              58,721           376,145
    Capital Expenditures                            1,650              21,901                 659            24,210
    Depreciation & Amortization                     3,409                 987                 637             5,033

MARCH 31, 1997
    Revenues                                    $  34,340           $   2,410             $     -     $      36,750
    Operating Income (Loss)                        17,252                 153              (2,493)           14,912
    Identifiable Assets                           143,273              41,279              81,813           266,365
    Capital Expenditures                           10,440               1,086               1,400            12,926
    Depreciation & Amortization                     2,546                 323                 712             3,581

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):


                                            1998             1997
                                            ----             ----
         Revenues:
              United States             $   43,919       $   32,980
              India                          1,299            1,360
              Southeast Asia                12,246            2,410
              Other Foreign                      -                -

         Operating Income:
              United States                 20,758           14,731
              India                             88               56
              Southeast Asia                 4,632              153
              Other Foreign                      -              (28)

         Identifiable Assets:
              United States                256,205          190,492
              India                         13,588           14,955
              Southeast Asia               106,196           41,279
              Other Foreign                    156           19,639

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the three months ending March 31, 1998 and 1997, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):

                                           1998                              1997
                              --------------------------------  -------------------------------
                                                 % OF TOTAL                       % OF TOTAL
                                 REVENUE          REVENUE          REVENUE         REVENUE
                              ---------------  ---------------  --------------- ---------------
             Customer A         $  11,652            20%          $  10,344           28%
             Customer B             1,261             2%              5,410           15%
             Customer C             6,458            11%                  -             -
             Customer D             5,598            10%                  -             -

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)      SUBSEQUENT EVENTS

         In April 1998 the Company signed a memorandum of agreement to acquire the "Maersk Explorer", a jack-up drilling rig capable of operating in 205 feet of water that is currently being utilized as an accommodation unit in the Danish sector of the North Sea. Subject to the satisfaction of customary conditions the Company is expected to take delivery of the rig between June 1 and October 31, 1998 at a total cost of $22,900,000. The rig will be upgraded to competitive drilling status for approximately $50,000,000 and will take approximately nine months. This rig will be outfitted with drilling equipment removed from the MARINE 500 and will be capable of operating in the North Sea.

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

         During the first quarter of 1998 there has been a slight decline in worldwide utilization for jack-up rigs. According to Offshore Data Services, as of April 28, 1998, worldwide jack-up utilization was 86% (327 rigs working out of a supply of 380 rigs) compared to 88% average utilization experienced during the first quarter of 1997. Worldwide semi-submersible rig utilization has declined slightly during 1998, and as of April 28, 1998 was 80% (120 rigs working out of a supply of 150 rigs) compared to 81% average utilization during the first quarter of 1997.

DRILLING MARKETS

         Gulf of Mexico. The jack-up drilling market in the Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Day rates can and have fluctuated significantly on relatively small changes in the rig supply and demand situation in this market. Since mid-1995, a combination of improved jack-up rig demand and rig mobilizations to other markets has resulted in improved jack-up utilization and day rates. Utilization of jack-up rigs in this market as of April 28, 1998 was 88% (114 rigs working out of a supply of 129 rigs), a slight decline, as compared with an average of 89% for the first quarter of 1997. The company has 12 of its 14 jack-up rigs located in the Gulf of Mexico.

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

         In December 1996, the Company acquired the MARINE 500, a second-generation semi-submersible rig. The rig began operating in late February drilling offshore Indonesia on a short-term contract. In April 1997, the Company entered into a three-well contract for the MARINE 500 to operate in the Gulf of Thailand offshore Malaysia. This contract included three option wells, which were exercised and will extend the contract until mid-1998. In July 1997, the Company entered into a three-year contract for the MARINE 500 to commence on or before January 1, 1999 and includes operations in Southeast Asia, the Pacific Rim, offshore Australia and New Zealand. Before this contract can commence, the MARINE 500 will be upgraded to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. The upgrade is expected to take four to six months.

         In December 1997 the Company signed a nine-month contract to operate the MARINE 510, a bareboat charter, in Southeast Asia which is scheduled to commence in May 1998.

CONTRACTS AND CUSTOMERS

         The Company obtains most of its contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first three months of 1998, the Company performed services for approximately 20 different customers. For the three months ended March 31, 1998, one customer, Applied Drilling Technology, Inc., accounted for approximately 20% of the Company's total consolidated revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, that at current levels of activity, the Company would have alternative customers for its services if it lost any single customer, and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis. See Note 4 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

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

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                                     ---------------------------------------------
                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------------------------
                                                            1998                      1997
                                                     -------------------       -------------------
          Jack-ups
             Operating days                                    1,233                     1,080
             Utilization (1)                                     100%                      100%
             Average revenue per day                        $ 42,024                  $ 31,796
             Revenue                                          51,808                    34,340
             Contract drilling expense                        21,709                    14,542
             Depreciation                                      3,409                     2,546
             Operating income                                 26,690                    17,252

          Semi-submersibles
             Operating days                                       90                        42
             Utilization (1)                                     100%                      100%
             Average revenue per day                        $ 62,839                  $ 58,043
             Revenue                                           5,656                     2,410
             Contract drilling expense                         2,344                     1,934
             Depreciation                                        987                       323
             Operating income                                  2,325                       153

          Total Company:
             Operating days                                    1,323                     1,122
             Utilization (1)                                     100%                      100%
             Average revenue per day                        $ 43,440                  $ 32,768
             Revenue                                          57,464                    36,750
             Contract drilling expense                        24,053                    16,476
             Depreciation and amortization                     5,033                     3,581
             General and administrative expense                2,900                     1,781
             Operating income                                 25,478                    14,912

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had an average of 0.3 and 1.5 non-marketed rigs during the first quarter of 1998 and 1997, respectively.

Three Months Ended March 31, 1998 and 1997

         Revenues. The Company's drilling revenues for the first quarter of 1998 increased $20,714,000, or 56%, compared to the same period in 1997. Revenue increases from jack-up drilling operations accounted for $17,468,000 of the increase. This increase was mainly attributable to increased day rates in 1998 compared to 1997 and the activation of the MARINE 305 during August 1997 in Southeast Asia that contributed $6,591,000 to the increase. The remaining $3,246,000 increase in revenues was from placing the MARINE 500, the Company's first semi-submersible, into service in late February 1997.

         Contract Drilling Expenses. Contract drilling expenses during the first three months of 1998 increased $7,577,000, or 46% compared to contract drilling expenses during the first three months of 1997. Of the $7,577,000 increase, $7,167,000 can be attributed to jack-up drilling operations, which was attributable to the 153 day increase in operating days for the first quarter of 1998 versus 1997 and to increased international operations. In particular the addition of the MARINE 305 was responsible for 90 additional operating days at a cost of $3,494,000 for the first quarter of 1998, which reflects higher than average operating costs because of its foreign location. The remaining increase in operating costs of $410,000 is due to the operation of the Company's semi-submersible rig the MARINE 500 which began operating during February, 1997.

         Depreciation and Amortization. Depreciation and amortization expense for the first quarter of 1998 increased $1,452,000, or 41% over the first quarter of 1997. The increase was due to depreciation associated with expenditures for the acquisition of the MARINE 500 and MARINE 305.

         General and Administrative. General and administrative expenses for the first quarter of 1998 increased $1,119,000, or 63% from $1,781,000 in the first quarter of 1997 to $2,900,000. The increase was attributed to an increase in professional services and increased personnel costs consistent with the increased level of operations.

         Interest Expense. Interest expense for the first three months of 1998 was $86,000. The Company had interest expense of $350,000 for the first three months in 1997. The decrease was primarily the result of the prepayment and termination of the Company's old $35 million credit facility in February 1997.

         Interest Income. Interest income decreased $520,000 or 49% from $1,057,000 for the first quarter of 1997 to $537,000 for the first quarter of 1998. The decrease was related primarily to decreased cash balances throughout the first quarter of 1998.

         Income Taxes. Income tax expense increased for the three months ended March 31, 1998 as compared to the same period in 1997, primarily due to an increase in the Company's pretax income.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At March 31, 1998, the Company had working capital of $59,537,000 as compared to working capital of $55,472,000 at December 31, 1997. Net cash provided by operating activities for the three months ended March 31, 1998 increased by $37,510,000 to $50,585,000 compared to $13,075,000 for the same period in the prior year. The increase is primarily attributable to the increased rig operating activity coupled with the timing of cash receipts and payments. Cash used in investing activities increased $1,641,000 during the first three months of 1998 to $24,036,000 from $22,395,000 during the same period in 1997 due primarily to increased capital expenditures related to completion of the MARINE 700 and the upgrade of the MARINE 500. Net cash provided by financing activities during the first three months of 1998 was $654,000 consisting of proceeds from the exercise of common stock options.

         In March 1997, the Company entered into a credit agreement, the "Credit Facility" with Bankers Trust Company ("BTCo"), Christiania Bank og Kreditkasse ("CBK"), and certain other banks providing financing up to $100 million to be used for rig acquisitions and upgrades. This agreement includes a revolving credit facility available through December 31, 1999 that can be converted into a four-year term loan. Interest and facility fees are generally payable quarterly during the terms of both facilities. Principal during the term loan facility is payable quarterly in equal installments beginning March 31, 2000. Interest accrues at (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The borrowings are secured by all of the Company's current rig fleet, except for the MARINE 700, as well as certain other collateral assignments. The Company has no borrowings outstanding under this agreement at March 31, 1998. The Credit Facility restricts the payment of dividends by the Company. In connection with the consummation of the Credit Facility, the Company repaid and terminated its prior $35 million credit facility with a U.S. financial institution.

         During 1997, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under term contracts ranging from one to three years in duration. In January 1997, the MARINE 305 was contracted to operate in Southeast Asia for one year and is expected to generate revenues of approximately $28 million during the term of the contract which began in August 1997. A three-year contract for the MARINE 500 was signed in July 1997 and is expected to produce total revenues of $164 million to $188 million beginning the first quarter of 1999 upon completion of a $100 million upgrade to enable the rig to operate in water depths up to 5,000 feet. In December 1997, the Company entered into a nine-month contract for the MARINE 510 that is expected to commence mid-May 1998 and generate revenues of $23 million. The MARINE 510 is being chartered from Shanghai Bureau of Marine Geological Survey for a period of five years. Charter fees are payable only when the rig is under contract. In January 1998, the MARINE 700 obtained a three-year contract that is scheduled to begin the second quarter of 1999 and generate revenues of approximately $207 million, unless the customer elects, prior to July 1, 1998, to extend the contract to a five year term in which event the contract would be expected to generate aggregate day rate revenues of approximately $302 million over the five year term.

         Capital Resources. During the first quarter of 1998 the Company expended $24.2 million in capital expenditures consisting of disbursements for
(i) the completion of the MARINE 700, (ii) the upgrade of the MARINE 500 and
(iii) purchase of drill pipe and other rig machinery.

         In April 1998 the Company signed a memorandum of agreement to acquire the "Maersk Explorer" a jack-up drilling rig capable of operating in 205 feet of water that is currently being utilized as an accommodation unit in the Danish sector of the North Sea. The Company should take delivery of the rig between June 1 and October 31, 1998 at a total cost of $22.9 million. The rig will be upgraded to competitive drilling status for approximately $50 million and will take approximately nine months. This rig will be outfitted with the drilling equipment removed from the MARINE 500 and will be capable of operating in the North Sea.

         Excluding expenditures for the Maersk Explorer, the Company expects to spend approximately $292 million in 1998 for capital expenditures, consisting primarily of expenditures of $257 million to upgrade and complete the MARINE 500 and MARINE 700. The MARINE 500 will be upgraded to work in water depths up to 5,000 feet at a projected cost of approximately $100 million. In December 1997, the Company signed a contract with Jurong Shipyard Limited in Singapore to perform the upgrade. The MARINE 700 will require expenditures of approximately $186 million to complete its construction and equip it for service. Construction will take place in Pascagoula, Mississippi at HAM Marine, Inc. shipyard and should be completed during the first quarter of 1999.

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

YEAR 2000 ISSUE

          Currently, the Company utilizes third party software in all of its computer applications. The Company's information systems personnel are currently working with the third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by the Company's computer and other systems. Based on a recent assessment, the Company has determined that it will be required to replace portions of its accounting software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. With modifications to existing software and conversions to new software the Year
2000 issue is not expected to pose significant operational problems for the Company's computer systems. However, if such modifications or conversions are not made or are not completely timely, the Year 2000 issue could have a material adverse impact on operations of the Company. The Company believes that it will be able to implement successfully the changes necessary to address the Year
2000 issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact of the Company's financial position, results of operations or cash flows in future periods.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico or for slot jack-up rigs; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the risks of delay and cost overruns attendant to large construction projects such as the upgrade and refurbishment of certain of the Company's rigs, including shortages of material or skilled labor, engineering problems, latent defects or damage to current equipment, work stoppages, weather interference and inability to obtain requisite permits or approvals; (ix) the return of market and other conditions similar to those in which the Company incurred net losses before extraordinary items for each of the years ended December 31, 1991, 1992 and 1995; (x) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xi) the risk that labor shortages could result in material wage increases; (xii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiv) adverse uninsured litigation results; and (xv) adverse tax consequences with respect to operations. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Jagson International Limited, an Indian entity, has brought suit against Marine Drilling Companies, Inc. and Marine 300 Series, Inc. in Bombay, India. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that it breached the agreement by failing to charter the rigs resulting in damages in excess of $14.5 million. The Company disputes the existence of the agreement and intends to vigorously defend the suit. Although the lawsuit has recently been filed and the litigation is in an early stage, based on a number of substantive and procedural defenses that the Company believes are available to it, the Company does not believe the ultimate resolution of this dispute will have a material adverse effect on the Company's results of operations or financial condition.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

Exhibits No.           Description
-----------            -----------
10.9                   Severance Agreement between Marine Drilling Companies,
                       Inc. and V. G. Bounds, dated April 8, 1998.

10.10                  Severance Agreement between Marine Drilling Companies,
                       Inc. and Dale W. Wilhelm, dated May 1, 1998.

15                     Letter regarding unaudited interim financial information

27                     Financial Data Schedule
                       (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange
                       Commission.)

(b)            Reports on Form 8-K:

              No reports on Form 8-K were filed during the first quarter of 1998

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MARINE DRILLING COMPANIES, INC.
                                        (Registrant)



Date:  May 13, 1998               By    /s/  T. Scott O'Keefe
                                        ---------------------------------------
                                        T. Scott O'Keefe
                                        Senior Vice President
                                        Chief Financial Officer and Director
                                        (Principal Financial Officer)

Date:  May 13, 1998               By    /s/  Dale W. Wilhelm
                                        ---------------------------------------
                                        Dale W. Wilhelm
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            ------------
10.9                   Severance Agreement between Marine Drilling Companies,
                       Inc. and V. G. Bounds, dated April 8, 1998.

10.10                  Severance Agreement between Marine Drilling Companies,
                       Inc. and Dale W. Wilhelm, dated May 1, 1998.

15                     Letter regarding unaudited interim financial information

27                     Financial Data Schedule
                       (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange
                       Commission.)