Form 10-Q
period 1998-06-30
MARINE DRILLING COMPANIES INC
filed 1998-08-13
CIK 860521

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                               ------------------
                                   FORM 10-Q


         (Mark One)

                 [ X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934.

                          For the quarterly period ended June 30, 1998

                                        OR

                 [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934.

                          For the transition period from _________  to ________


                          Commission File Number:  0-18309

                             ----------------------

                        MARINE DRILLING COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



             Texas                                     74-2558926
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or  organization)



     One Sugar Creek Center Blvd., Suite 600, Sugar Land, Texas  77478-3556
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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT July 28, 1998 -- 52,275,984
--------------------------------------------------------------------------------

                        MARINE DRILLING COMPANIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                                                                Page
                                                                                                                ----
  PART I - FINANCIAL INFORMATION

  Item 1.        Index to Financial Statements
                      Independent Auditors' Review Report  . . . . . . . . . . . . . . . . . . . . . . . . .      1

                      Consolidated Balance Sheets -
                      June 30, 1998 (unaudited) and December 31, 1997  . . . . . . . . . . . . . . . . . . .      2

                      Consolidated Statements of Operations (unaudited) -
                      Three and Six Months Ended June 30, 1998 and 1997  . . . . . . . . . . . . . . . . . .      3

                      Consolidated Statements of Cash Flows (unaudited) -
                      Six Months Ended June 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . .      4

                      Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .      5


  Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .     10


  PART II - OTHER INFORMATION

  Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

  Item 4.        Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .     17

  Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17


  SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



     We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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





Houston, Texas
July 22, 1998

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                June 30,        December 31,
                                                                                  1998              1997
                                                                             --------------    ---------------
                                                                               (Unaudited)
                                    ASSETS
Current Assets:
  Cash and cash equivalents                                                  $     45,958      $     20,619
  Accounts receivable - trade and other, net                                       34,868            46,680
  Prepaid expenses and other                                                        4,256             5,048
                                                                             ------------      ------------
      Total current assets                                                         85,082            72,347

Property and equipment                                                            376,570           310,122
  Less accumulated depreciation                                                    59,406            49,635
                                                                             ------------      ------------
      Property and equipment, net                                                 317,164           260,487
Other                                                                               3,610             1,348
                                                                             ------------      ------------
                                                                             $    405,856      $    334,182
                                                                             ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                           $     14,529      $      6,367
  Accrued expenses                                                                 24,318             7,824
  Current tax liability                                                             3,775             2,113
  Employer's liability claims, current                                              1,038               571
                                                                             ------------      ------------
      Total current liabilities                                                    43,660            16,875

Employer's liability claims, non-current and other                                  1,790             1,776

Deferred income taxes                                                              24,001            18,090

Minority interest in subsidiary                                                       -               1,699

Shareholders' equity:

  Common stock, par value $.01.  Authorized 200,000,000 shares;
    Issued and outstanding 52,255,683 and  51,890,444 shares,
    as of June 30, 1998 and December 31, 1997, respectively                           522               519
  Common stock restricted                                                          (1,846)           (1,249)
  Additional paid-in capital                                                      205,626           201,236
  Retained earnings from January 1, 1993                                          132,103            95,236
                                                                             ------------      ------------
      Total shareholders' equity                                                  336,405           295,742
                                                                             ------------      ------------
Commitments and contingencies                                                       -                 -
                                                                             ------------      ------------
                                                                             $    405,856      $    334,182
                                                                             ============      ============




   See notes to consolidated financial statements and accompanying auditors review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                      ----------------------------       ---------------------------
                                                          1998            1997               1998            1997
                                                      -----------     ------------       -----------      ----------
   Revenues                                           $   64,141      $   44,486         $  121,605       $  81,236
   Costs and Expenses:
      Contract drilling                                   25,153          18,557             49,206          35,033
      Depreciation and amortization                        5,134           4,047             10,167           7,628
      General and administrative                           2,990           2,007              5,890           3,788
                                                      -----------     ------------       -----------      ----------
                                                          33,277          24,611             65,263          46,449
                                                      -----------     ------------       -----------      ----------
        Operating income                                  30,864          19,875             56,342          34,787
                                                      -----------     ------------       -----------      ----------
   Other Income (Expense):
      Interest expense                                      (153)            (71)              (239)           (421)
      Interest income                                        551             669              1,088           1,726
      Other income                                           207              47                477              87
                                                      -----------     ------------       -----------      ----------
                                                             605             645              1,326           1,392
                                                      -----------     ------------       -----------      ----------
   Income before income taxes                             31,469          20,520             57,668          36,179

   Income tax expense                                     11,360           7,182             20,801          12,663
                                                      -----------     ------------       -----------      ----------
   Net income                                         $   20,109      $   13,338         $   36,867       $  23,516
                                                      ===========     ============       ===========      ==========
   Earnings per share:
      Basic                                           $     0.38            0.26               0.71            0.46
      Diluted                                         $     0.38            0.25               0.70            0.45

   Average common shares:
      Basic                                               52,240          51,408             52,114          51,369
      Diluted                                             52,932          52,604             52,765          52,552





   See notes to consolidated financial statements and accompanying auditors review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                               ---------------------------
Cash Flows From Operating Activities:                                             1998             1997
                                                                               ----------       ----------
    Net income                                                                 $   36,867       $   23,516
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Deferred income taxes                                                        5,911              943
       Pre-quasi-reorganization net operating loss carryforward                         -            5,631
       Tax benefits related to common stock issued pursuant to
         long-term incentive plan                                                   1,928              795
       Depreciation and amortization                                               10,167            7,628
       Changes in operating assets and liabilities:
         Receivables                                                               11,812          (15,537)
         Other current assets                                                         792             (987)
         Payables, accrued expenses, current taxes and
           employer's liability claims                                             26,799            6,802
         Other                                                                     (1,527)            (617)
                                                                               ----------       ----------
           Net cash provided by operating activities                               92,749           28,174
                                                                               ----------       ----------
Cash Flows From Investing Activities:
    Purchase of short-term investments                                                  -          (19,514)
    Maturity of short-term investments                                                  -           19,967
    Purchase of equipment                                                         (66,352)         (29,965)
    Proceeds from disposition of equipment                                            574               72
    Acquisition of remaining minority interest in  consolidated subsidiary              -          (52,134)
                                                                                   (2,319)               -
                                                                               ----------       ----------
           Net cash used in investing activities                                  (68,097)         (81,574)
                                                                               ----------       ----------
Cash Flows From Financing Activities:
    Proceeds from exercise of stock options                                           687              299
    Payment of debt                                                                     -          (10,000)
                                                                               ----------       ----------
           Net cash provided by (used in) financing activities                        687           (9,701)
                                                                               ----------       ----------
           Net increase (decrease) in cash and cash equivalents                    25,339          (63,101)

Cash and cash equivalents at beginning of period                               $   20,619       $   71,961
                                                                               ----------       ----------
Cash and cash equivalents at end of period                                     $   45,958       $    8,860
                                                                               ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                              $      189       $      468
    Income taxes paid                                                              10,207            3,698

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 62,300 and 62,000 shares in 1998 and 1997 respectively, of
        restricted common stock                                                $      958       $    1,081
    Forfeitures of 1,650 and 3,000 shares in 1998 and 1997 respectively, of
        restricted common stock                                                        25               50
BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
    Working capital, other than cash                                           $                $      750
    Plant and equipment                                                                 -          (54,146)
    Purchase price in excess of the net assets acquired                                 -             (455)
    Minority Interest                                                                   -            1,717
                                                                               ----------       ----------
            Net cash used for acquisition                                      $        -       $  (52,134)
                                                                               ==========       ==========





   See notes to consolidated financial statements and accompanying auditors review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. and subsidiaries (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the six months ended June 30, 1998 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrants' independent auditors, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      EARNINGS PER SHARE

         Effective December 1997 the Company was required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").
SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc). Common stock equivalents with a weighted average of 692,000 and 1,196,000 are reflected in the calculation of diluted earnings per share for the quarters ended June 30, 1998 and 1997, respectively. Common stock equivalents with a weighted average of 651,000 and 1,183,000 are reflected in the calculation of diluted earnings per share for the six months ended June 30, 1998 and 1997, respectively. No adjustment to net income was made in calculating diluted earnings per share for the quarters ended June 30, 1998 and 1997 or for the six months ended June 30, 1998 and 1997.

(3)      COMMITMENTS AND CONTINGENCIES

         Legal Proceedings -- Jagson International Limited, an Indian entity, has brought suit against Marine Drilling Companies, Inc. and Marine 300 Series, Inc. in Bombay, India. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that it breached the agreement by failing to charter the rigs resulting in damages in excess of $14,500,000. The Company disputes the existence of the agreement and intends to vigorously defend the suit. Although the litigation is in an early stage, based on a number of substantive and procedural defenses that the Company believes are available to it, the Company does not believe the ultimate resolution of this dispute will have a material adverse effect on the Company's results of operations or financial condition.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         Shipyard Contracts -- In December 1997 Marine Drilling Companies (Norway) ASA ("Owner") entered into an agreement with HAM Marine, Inc. ("HAM") to complete construction of the MARINE 700. The shipyard contract is for $87,000,000 and the project is expected to be completed during the first quarter of 1999. Payments are to be made monthly based upon the percentage complete. Subject to certain exceptions, if the construction is not complete by the scheduled delivery date per the contract, HAM is obligated to pay the Owner $100,000 for every day late not to exceed $6,000,000. Likewise, if delivery of the completed rig is early, then the Owner is obligated to pay HAM $100,000 per day up to $6,000,000. The shipyard is located in Pascagoula, Mississippi. Additional expenditures of approximately $99,000,000 will be required to equip the MARINE 700, of which $29,700,000 has been spent as of June 30, 1998.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



         On December 19, 1997 the Company signed a contract with Jurong Shipyard Limited ("Jurong") in Singapore to upgrade the MARINE 500. The contract is for approximately $38,000,000 and is expected to take approximately six months. As in all construction projects there can be no guarantee that delays will not prevent the upgrade from being completed on schedule.
Currently the rig is expected to arrive in the shipyard in mid-September 1998. Once the upgrade begins if it is completed early then Jurong will be entitled to receive $30,000 per day for each day ahead of schedule up to $2,000,000. On the other hand, if the work is delayed beyond the scheduled completion date, December 31, 1998, due to events that are within the control of Jurong then the Company shall be entitled to $60,000 per day for each day late up to a maximum of $4,000,000.

         Charter Agreement -- The Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey to charter the MARINE 510, a semi-submersible, for a period of five years. The Charter Agreement began when the rig commenced operations under a drilling contract in May 1998. The charter and related fees, which average $29,500 per day, are only payable during the time the rig is earning a daily rate. The charter rate goes to zero when the rig is not employed. During the first two years the Agreement cannot be terminated. During years three through five the agreement can only be terminated in the event the rig does not have a contract within 50 days of a completed contract with at least 10 days written notice prior to termination.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





(4)      SEGMENT REPORTING

         For segment reporting purposes the Company defines its segments as jack-up operations (predominately shallow water drilling) and semi-operations (deep water drilling). Operating income consists of revenues less the related operating costs and expenses, including depreciation and allocated operation support, excluding interest and unallocated corporate expenses. Identifiable assets by operating segment include assets directly identified with those operations.

         The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):


Three Months Ended:                        Jack-up           Semi          Corporate &
                                         Operations       Operations          Other               Total
                                         ------------     ------------    --------------       ----------
June 30, 1998
   Revenues                              $     54,709     $      9,432    $            -       $   64,141
   Operating Income (Loss)                     30,923            3,609            (3,668)          30,864
   Identifiable Assets                        159,092          182,719            64,045          405,856
   Capital Expenditures                           972           37,693             3,477           42,142
   Depreciation & Amortization                  3,479              977               678            5,134

June 30, 1997
   Revenues                              $     39,497     $      4,989    $            -       $   44,486
   Operating Income (Loss)                     20,942            1,465            (2,532)          19,875
   Identifiable Assets                        161,090           95,217            30,113          286,420
   Capital Expenditures                        16,608           54,246               331           71,185
   Depreciation & Amortization                  2,552              970               525            4,047


Six Months Ended:

June 30, 1998
   Revenues                              $    106,517     $     15,088    $            -        $ 121,605
   Operating Income (Loss)                     57,613            5,934            (7,205)          56,342
   Identifiable Assets                        159,092          182,719            64,045          405,856
   Capital Expenditures                         2,622           59,594             4,136           66,352
   Depreciation & Amortization                  6,888            1,964             1,315           10,167

June 30, 1997
   Revenues                              $     73,837     $      7,399    $            -        $  81,236
   Operating Income (Loss)                     38,194            1,618            (5,025)          34,787
   Identifiable Assets                        161,090           95,217            30,113          286,420
   Capital Expenditures                        27,048           55,332             1,731           84,111
   Depreciation & Amortization                  5,098            1,293             1,237            7,628

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                                     Three Months Ended                       Six Months Ended
                                          June 30,                                June 30,
                              ----------------------------           --------------------------------
                                 1998              1997                 1998                  1997
                              ----------        ----------           ----------           -----------
Revenues:
    United States             $   46,585        $   38,211           $   90,504           $    71,191
    India                          1,340             1,286                2,639                 2,646
    Southeast Asia                16,216             4,989               28,462                 7,399
    Other Foreign                      -                 -                    -                     -

Operating Income:
    United States                 26,156            18,287               46,949                33,018
    India                              9               141                   97                   197
    Southeast Asia                 5,059             1,465                9,691                 1,618
    Other Foreign                   (360)              (18)                (395)                  (46)

Identifiable Assets:
    United States                277,171           193,624              277,171               193,624
    India                         13,698            15,027               13,698                15,027
    Southeast Asia               114,713            41,005              114,713                41,005
    Other Foreign                    274            36,764                  274                36,764

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the six months ending June 30, 1998 and 1997, revenue from customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):


                                              1998                            1997
                                 ----------------------------    ----------------------------
                                                  % of Total                     % of Total
                                   Revenue          Revenue        Revenue         Revenue
                                 -----------     ------------    ------------   -------------
 Customer A                      $    26,423               22%   $     18,094              22%
 Customer B                           13,105               11%              -               -
 Customer C                            2,934                2%          8,671              11%


         As is typical in the industry, the Company does business with a relatively small number of customers at any given time. The loss of any one customer could, at least on a short-term basis, have a material adverse effect on the Company's profitability. However, management believes that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis.


(5)      SUBSEQUENT EVENTS

         In July 1998, the Company filed for listing on the New York Stock Exchange and will begin trading on that stock exchange on August 14, 1998. The Company's stock will cease trading on Nasdaq at closing on August 13, 1998.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




         On August 12, 1998, the Company amended its existing credit agreement to extend the term to a 5-year revolver and increase the credit line to $200 million (the "Amended Credit Facility"). Also, five additional banks were admitted in the facility. The Company and its subsidiaries will be required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction of payments of dividends. Interest will accrue at (i) LIBOR plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. The Amended Credit Facility is secured by substantially all of the Company's assets, including its current rig fleet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

         Demand for offshore drilling services is primarily driven by the economics of oil and gas exploration, development and production, which, in turn, are closely linked to current and projected oil and gas prices. Since the mid-1980's, oil and gas prices have been volatile and generally lower than prices experienced during the early 1980's, resulting in volatile and, until recently, generally reduced demand for offshore drilling services. In addition, during the early 1980's, the industry built a substantial number of new offshore drilling rigs. The oversupply of rigs and lower oil and gas prices caused decreased demand and utilization resulting in significantly lower day rates. Since 1993 activity in the contract drilling industry has improved due to increased worldwide demand stemming from higher levels of pricing for oil and natural gas. The supply of offshore drilling rigs has declined while the demand for such rigs has increased resulting in higher day rates and worldwide utilization rates. During 1996, both jack-up and deep water drilling markets showed substantial improvement that continued throughout most of 1997. However, oil and natural gas prices have declined substantially since October 1997 lowering current day rates and rig utilization, particularly in the shallow-water Gulf of Mexico market. No assurance can be given that drilling market conditions will not be further adversely effected in the future.

         During the first half of 1998 there has been a decline in worldwide utilization for jack-up rigs. According to Offshore Data Services, as of July 28, 1998, worldwide jack-up utilization was 82% (313 rigs working out of a supply of 380 rigs) compared to 88% average utilization experienced during the first six months of 1997. Worldwide semi-submersible rig utilization has declined during 1998, and as of July 28, 1998 was 77% (116 rigs working out of a supply of 150 rigs) compared to 81% average utilization during the first six months of 1997.

DRILLING MARKETS

         Gulf of Mexico. The jack-up drilling market in the Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Day rates can and have fluctuated significantly on relatively small changes in the rig supply and demand situation in this market. Since mid-1995, a combination of improved jack-up rig demand and rig mobilizations to other markets has resulted in improved jack-up utilization and day rates; however, in October 1997 oil prices fell sharply which has dampened demand in this market. During the first half of 1998 average day rates and utilization in the Gulf of Mexico have declined since the end of 1997. Utilization of jack-up rigs in this market as of July 28, 1998 was 77% (100 rigs working out of a supply of 130 rigs), compared with an average of 90% for the first six months of 1997. The company has 12 of its 14 jack-up rigs located in the Gulf of Mexico.

         During January 1998, the Company signed a contract with Esso Exploration Inc., an affiliate of Exxon Corporation for the MARINE 700 with an initial term of three years and an option to extend the contract to a five-year term. In June 1998, Esso Exploration exercised the option to extend the contract to five years with a base day rate of $165,000 per day. This contract is expected to begin the first quarter of 1999 and generate aggregate day rate revenues of approximately $302 million over the five-year term.

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

         Southeast Asia. In January 1997, the Company entered into a one-year contract with a major oil company for the MARINE 305 to begin work in Southeast Asia. The contract began in August 1997 and ended in July 1998. During June 1998, the Company signed a 4 well contract for the MARINE 305. The contract is expected to generate revenue of approximately $18,166,000 and commenced in late July 1998. The customer has the option to extend this contract for 5 additional wells.

         In December 1996, the Company acquired the MARINE 500, a second-generation semi-submersible rig. The rig began operating in late February drilling offshore Indonesia on a short-term contract. In April 1997, the Company entered into a three-well contract for the MARINE 500 to operate in the Gulf of Thailand offshore Malaysia. This contract included three option wells, which were exercised and will extend the contract until early September 1998. In July 1997, the Company entered into a three-year contract for the MARINE 500 to commence on or before January 1, 1999 and includes operations in Southeast Asia, the Pacific Rim, offshore Australia and New Zealand. Before this contract can commence, the MARINE 500 will be upgraded to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. The upgrade is expected to take four to six months. Currently the rig is expected to arrive in the shipyard in mid- September 1998 and is expected to be completed and commence operations during March 1999.

         In December 1997 the Company signed a nine-month contract to operate the MARINE 510, a bareboat charter, in Southeast Asia which commenced operations in May 1998.

CONTRACTS AND CUSTOMERS

         The Company obtains most of its contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first six months of 1998, the Company performed services for approximately 23 different customers. For the six months ended June 30, 1998, one customer, Applied Drilling Technology, Inc., accounted for approximately 22% of the Company's total consolidated revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, the Company would have alternative customers for its services if it lost any single customer, and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis. See Note 4 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

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

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                         For the Three Months Ended             For the Six Months Ended
                                                  June 30,                               June 30,
                                         ---------------------------            --------------------------
                                            1998            1997                  1998              1997
                                         ----------       ----------            ---------         --------
Jack-ups
      Operating days                          1,269            1,161                2,502            2,241
      Utilization (1)                            99%             100%                  99%             100%
      Average revenue per day            $   43,112       $   34,020            $  42,573         $ 32,948
      Revenue                                54,709           39,497              106,517           73,837
      Contract drilling expense              20,307           16,003               42,016           30,545
      Depreciation                            3,479            2,552                6,888            5,098
      Operating income                       30,923           20,942               57,613           38,194

Semi-submersibles
      Operating days                            131               91                  221              133
      Utilization (1)                           100%             100%                 100%             100%
      Average revenue per day             $  72,000       $   54,824            $  68,271         $ 55,632
      Revenue                                 9,432            4,989               15,088            7,399
      Contract drilling expense               4,846            2,554                7,190            4,488
      Depreciation                              977              970                1,964            1,293
      Operating income                        3,609            1,465                5,934            1,618

Total Company:
      Operating days                          1,400            1,252                2,723            2,374
      Utilization (1)                            99%             100%                  99%             100%
      Average revenue per day             $  45,815       $   35,532            $  44,658         $ 34,219
      Revenue                                64,141           44,486              121,605           81,236
      Contract drilling expense              25,153           18,557               49,206           35,033
      Depreciation and amortization           5,134            4,047               10,167            7,628
      General and administrative expense      2,990            2,007                5,890            3,788
      Operating income                       30,864           19,875               56,342           34,787

 (1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had no non-marketed rigs during the second quarter of 1998 and an average 1.2 non-marketed rigs during the second quarter of 1997. For the six months ended June 30, 1998 and 1997 the Company had an average of 0.2 and 1.9 non-marketed rigs, respectively.

         Revenues. The Company's drilling revenues increased $19,655,000 or 44%, and $40,369,000, or 50%, during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding periods in 1997. The increase in revenues was mainly attributable to increased day rates in 1998 compared to 1997 and the activation of the MARINE 305, a jack-up rig, during August 1997, and the activation of two semi-submersibles the MARINE 500 in late February 1997 and the MARINE 510 in late May 1998.

         Contract Drilling Expenses. Contract drilling expenses for the three and six months ended June 30, 1998 increased $6,596,000, or 36%, and $14,173,000, or 40%, respectively, over the comparable periods in the prior year. The increase was primarily a result of increased activity and fleet size along with increased international operations, which have higher average operating costs than domestic rig operations. Operating days for the three and six month periods ended June 30, 1998 increased 148 and 349 days, respectively, as compared to the same periods in 1997. The increase in operating days can be attributed to placing into service the MARINE 305 in August 1997, the MARINE 500 in February 1997 and the MARINE 510 in May 1998.

         Depreciation and Amortization. Depreciation and amortization expense increased $1,087,000, or 27%, and $2,539,000, or 33%, for the three and six months ended June 30, 1998, respectively, as compared to the same prior-year periods. The increase was due to depreciation associated with expenditures for the acquisition of the MARINE 500 and MARINE 305.

         General and Administrative. General and administrative expenses for the three and six month periods ended June 30, 1998 increased $983,000 and $2,102,000, respectively, over the same periods in 1997. The increase was attributed to an increase in professional services and increased personnel costs consistent with the increased level of operations and increased international activity.

         Interest Expense. Interest expense for the six months ended June 30, 1998 was $239,000 compared to $421,000 for the same period in 1997. The decrease was primarily the result of the prepayment and termination of the Company's prior $35 million credit facility in February 1997.

         Interest Income. Interest income for the three and six months ended June 30, 1998 decreased $118,000 and $638,000, respectively, from the comparable prior-year periods. The decrease was related primarily to decreased cash balances throughout the first half of 1998.

         Income Taxes. Income tax expense increased for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997, primarily due to an increase in the Company's pretax income.

FINANCIAL CONDITION--LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At June 30, 1998, the Company had working capital of $41,422,000 as compared to working capital of $55,472,000 at December 31, 1997. Net cash provided by operating activities for the six months ended June 30, 1998 increased by $64,575,000 to $92,749,000 compared to $28,174,000 for the same period in the prior year. The increase is primarily attributable to the increased rig operating activity coupled with the timing of cash receipts and payments. Capital expenditures for the first half of 1998 increased $36,387,000 over the first six months of 1997 to $66,352,000 due to construction of the MARINE 700 and the MARINE 500 upgrade. Cash used in investing activities for the six months ended June 30, 1997 included the $52,134,000 acquisition of Marine Drilling Companies (Norway) ASA formerly known as Deep Sea ASA and owner of the rig hull on which the MARINE 700 is being constructed.

         In March 1997, the Company entered into a credit agreement ("Credit Facility") with Bankers Trust Company ("BTCo"), Christiania Bank og Kreditkasse ("CBK"), and certain other banks providing financing up to $100 million to be used for rig acquisitions and upgrades. This agreement includes a revolving credit facility available through December 31, 1999 that can be converted into a four-year term loan. Interest and facility fees are generally payable quarterly during the terms of both facilities. Principal during the term loan facility is payable quarterly in equal installments beginning March 31, 2000. Interest accrues at (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The borrowings are secured by all of the Company's current rig fleet, except for the MARINE 700, as well as certain other collateral assignments. The Company has no borrowings outstanding under this agreement at June 30, 1998. The Credit Facility restricts the payment of dividends by the Company. In connection with the consummation of the Credit Facility, the Company repaid and terminated its prior $35 million credit facility with a U.S. financial institution.

         On August 12, 1998, the Company entered into an agreement (the "Amended Credit Facility") with a consortium of international banks, which amends the Credit Facility to a 5-year revolver, eliminates the term loan conversion feature and increases the credit line to $200 million. The Amended Credit Facility is now secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries will be required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction of payments of dividends. Interest will accrue at (i) LIBOR plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan.

         During 1997, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under term contracts ranging from one to three years in duration. During June 1998, the Company signed a contract for the MARINE 305 for a term of 4 wells with the customer's option to extend the contract for an additional 5 wells. The contract commenced the end of July 1998 and is expected to generate revenues of $18 million. A three-year contract for the MARINE 500 was signed in July 1997 and is expected to produce total revenues of $164 million to $188 million beginning the first quarter of 1999 upon completion of a $100 million upgrade to enable the rig to operate in water depths up to 5,000 feet. In December 1997, the Company entered into a nine-month contract for the MARINE 510 that commenced mid-May 1998 and is expected to generate revenues of $23 million. The MARINE 510 is being chartered from Shanghai Bureau of Marine Geological Survey for a period of five years. Charter fees are payable only when the rig is under contract. In January 1998, the MARINE 700 obtained a three-year contract with an option to extend to a five-year term. In June 1998 the customer exercised the option and extended the contract to five years. The contract is expected to generate aggregate day rate revenues of approximately $302,000,000 over the five-year term of the contract, which is scheduled to begin the second quarter of 1999.

         The current level of crude oil and natural gas prices has impacted demand for drilling rigs, thus lowering day rates and rig utilization, particularly in the shallow-water Gulf of Mexico market, where the Company has 12 jack-up rigs located. At the end of June 1998, one of the Company's 12 jack-up rigs completed its existing contract and did not work for 44 days. Currently all 12 jack-up rigs located in the Gulf of Mexico are under contract, 4 have contracts that expire during the third quarter of 1998, 5 have contracts that expire during the fourth quarter of 1998, and 3 have contracts into 1999.

         Capital Resources. During the second quarter of 1998 the Company expended $66.4 million in capital expenditures consisting of disbursements for
(i) the completion of the MARINE 700, (ii) the upgrade of the MARINE 500 and
(iii) purchase of drill pipe and other rig machinery.

         In April 1998 the Company signed a memorandum of agreement to acquire the "Maersk Explorer" a jack-up drilling rig capable of operating in 205 feet of water that is currently being utilized as an accommodation unit in the Danish sector of the North Sea. It is anticipated that the Company will take delivery of the rig between October and December 1998 at a total cost of $22.9 million. Depending upon market conditions, the rig will either be marketed as an accommodation unit or upgraded to competitive drilling status for approximately $50 million and will take approximately nine months. If upgraded, the rig will be outfitted with the drilling equipment removed from the MARINE 500 and will be capable of operating in the North Sea. The upgrade should take approximately nine months.

         Excluding expenditures for the Maersk Explorer, the Company expects to spend approximately $250 million in 1998 for capital expenditures, consisting primarily of expenditures to upgrade and complete the MARINE 500 and MARINE
700. The MARINE 500 will be upgraded to work in water depths up to 5,000 feet at a projected cost of approximately $100 million. In December 1997, the Company signed a contract with Jurong Shipyard Limited in Singapore to perform the upgrade. The MARINE 700 will require expenditures of approximately $186 million to complete its construction and equip it for service. Construction is taking place in Pascagoula, Mississippi at HAM Marine, Inc. shipyard and should be completed during the first quarter of 1999.

         The Company will continue to pursue acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the Amended Credit Facility or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their capability to obtain longer-term contracts. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program, is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made, and other factors.

         The Company anticipates that its available funds, together with cash generated from operations and amounts that may be borrowed under the Amended Credit Facility and other potential funding sources, such as increased credit facilities or private or public debt offerings, will be sufficient to fund its required capital expenditures, working capital and debt service requirements for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, especially the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements.

YEAR 2000 ISSUE

         Currently, the Company utilizes third party software in all of its computer applications. The Company's information systems personnel are currently working with the third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by the Company's computer and other systems. Based upon a continual evaluation and working with software vendors, the Company has determined that upgrading its existing accounting software to a current version will enable the computer systems to function properly with respect to dates in the year 2000 and thereafter, with little or no cost to the Company. The Company is still evaluating the effect of the Year 2000 on other computer systems and non-information technology systems. With modifications to existing software and conversions to new software the Year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. However, if such modifications or conversions are not made or are not completed timely, the Year 2000 issue could have a material adverse impact on operations of the Company. The Company believes that it will be able to implement successfully the changes necessary to address the Year 2000 issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

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

                           PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Jagson International Limited, an Indian entity, has brought suit against Marine Drilling Companies, Inc. and MARINE 300 Series, Inc. in Bombay, India. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that it breached the agreement by failing to charter the rigs resulting in damages in excess of $14.5 million. The Company disputes the existence of the agreement and intends to vigorously defend the suit. Although the litigation is in an early stage, based on a number of substantive and procedural defenses that the Company believes are available to it, the Company does not believe the ultimate resolution of this dispute will have a material adverse effect on the Company's results of operations or financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 14, 1998. At the meeting, seven directors were elected by a vote of holders of Common Stock, as outlined in the company's Proxy Statement related to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees:


-------------------------------------------------------------------------------------------------------------------------------
                                                                                         BROKER
                                       IN FAVOR                WITHHELD                 NON-VOTES               ABSTAINING
                                 -------------------      -------------------      -------------------      -------------------
NOMINEE             VOTES CAST     VOTES          %         VOTES          %         VOTES          %         VOTES          %
---------           ----------   ----------      ---      ----------      ---      ----------      ---      ----------      ---
Mr. Barbanell       41,700,309   41,639,988      80%          60,321       -%          -            -%          -            -%
Mr. Brown           41,700,309   41,642,076      80%          58,233       -%          -            -%          -            -%
Mr. Bull            41,700,309   41,642,076      80%          58,233       -%          -            -%          -            -%
Mr. Burton          41,700,309   41,646,004      80%          54,305       -%          -            -%          -            -%
Mr. Rask            41,700,309   41,646,232      80%          54,077       -%          -            -%          -            -%
Mr. Robson          41,700,309   41,645,832      80%          54,477       -%          -            -%          -            -%
Mr. Thomas          41,700,309   41,646,390      80%          53,919       -%          -            -%          -            -%
-------------------------------------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                       Exhibits No.   Description
                       ------------   -----------
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

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the second quarter of 1998

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MARINE DRILLING COMPANIES, INC.
                                     (Registrant)




   Date: August 13, 1998             By    /s/  T. Scott O'Keefe
                                          -------------------------------------
                                           T. Scott O'Keefe
                                           Senior Vice President
                                           Chief Financial Officer and Director
                                           (Principal Financial Officer)




   Date: August 13, 1998            By     /s/  Dale W. Wilhelm
                                          -------------------------------------
                                           Dale W. Wilhelm
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS



              Exhibit
               Number                   Description
               ------                   -----------
                 15       Letter regarding unaudited interim financial information


                 27       Financial Data Schedule
                          (Exhibit 27 is  being submitted as an  exhibit only in the  electronic format of  this Quarterly
                          Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)