Form 10-Q
period 1998-09-30
MARINE DRILLING COMPANIES INC
filed 1998-11-13
CIK 860521

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                             ----------------------

                                   FORM 10-Q


         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT OCTOBER 30, 1998 -- 52,334,004

================================================================================

                         MARINE DRILLING COMPANIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                                           Page
                                                                                                                           ----
             PART I - FINANCIAL INFORMATION


             Item 1.        Index to Financial Statements
                                 Independent Auditors' Review Report  . . . . . . . . . . . . . . . . . . . . . . . . .      1

                                 Consolidated Balance Sheets -
                                 September 30, 1998 (unaudited) and December 31, 1997   . . . . . . . . . . . . . . . .      2

                                 Consolidated Statements of Operations (unaudited) -
                                 Three and Nine Months Ended September 30, 1998 and 1997  . . . . . . . . . . . . . . .      3

                                 Consolidated Statements of Cash Flows (unaudited) -
                                 Nine Months Ended September 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . . .      4

                                 Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .      5


             Item 2.        Management's Discussion and Analysis of
                            Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .      9


             PART II - OTHER INFORMATION

             Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

             Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17


             SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



     We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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





Houston, Texas
October 27, 1998

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     SEPTEMBER 30,     December 31,
                                                                                         1998              1997
                                                                                     ------------      ------------
                                                                                      (UNAUDITED)
                                    ASSETS
Current Assets:
  Cash and cash equivalents                                                          $     20,499      $     20,619
  Accounts receivable - trade and other, net                                               36,175            46,680
  Prepaid expenses and other                                                                3,051             5,048
                                                                                     ------------      ------------
      Total current assets                                                                 59,725            72,347
Property and equipment                                                                    426,292           310,122
  Less accumulated depreciation                                                            64,405            49,635
                                                                                     ------------      ------------
      Property and equipment, net                                                         361,887           260,487
Other                                                                                       4,153             1,348
                                                                                     ------------      ------------
                                                                                     $    425,765      $    334,182
                                                                                     ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                   $     18,184      $      6,367
  Accrued expenses                                                                         20,819             7,824
  Current tax liability                                                                     3,747             2,113
  Employer's liability claims, current                                                        719               571
                                                                                     ------------      ------------
      Total current liabilities                                                            43,469            16,875

Employer's liability claims, non-current and other                                          1,629             1,776

Deferred income taxes                                                                      26,741            18,090

Minority interest in subsidiary                                                                --             1,699

Shareholders' equity:

  Common stock, par value $.01.  Authorized 200,000,000 shares;
    Issued and outstanding 52,317,621 and 51,890,444 shares,
    as of September 30, 1998 and December 31, 1997, respectively                              523               519
  Common stock restricted                                                                  (1,823)           (1,249)
  Additional paid-in capital                                                              206,198           201,236
  Retained earnings from January 1, 1993                                                  149,028            95,236
                                                                                     ------------      ------------
      Total shareholders' equity                                                          353,926           295,742
                                                                                     ------------      ------------
Commitments and contingencies                                                                  --                --
                                                                                     ------------      ------------
                                                                                     $    425,765      $    334,182
                                                                                     ============      ============


        See notes to consolidated financial statements and accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                     ------------------------------      ------------------------------
                                         1998              1997              1998              1997
                                     ------------      ------------      ------------      ------------
Revenues                             $     63,452      $     51,198      $    185,057      $    132,434
Costs and Expenses:
   Contract drilling                       28,595            20,104            77,801            55,137
   Depreciation and amortization            5,341             4,382            15,508            12,010
   General and administrative               3,317             1,860             9,207             5,648
                                     ------------      ------------      ------------      ------------
                                           37,253            26,346           102,516            72,795
                                     ------------      ------------      ------------      ------------
     Operating income                      26,199            24,852            82,541            59,639
                                     ------------      ------------      ------------      ------------

Other Income (Expense):
   Interest expense                          (104)              (78)             (343)             (499)
   Interest income                            379               276             1,467             2,002
   Other income                               335               156               812               243
                                     ------------      ------------      ------------      ------------
                                              610               354             1,936             1,746
                                     ------------      ------------      ------------      ------------
Income before income taxes                 26,809            25,206            84,477            61,385

Income tax expense                          9,884             8,918            30,685            21,581
                                     ------------      ------------      ------------      ------------

Net income                           $     16,925      $     16,288      $     53,792      $     39,804
                                     ============      ============      ============      ============

Earnings per share:
   Basic                             $       0.32      $       0.32      $       1.03      $       0.77
   Diluted                           $       0.32      $       0.31      $       1.02      $       0.76
Average common shares:
   Basic                                   52,289            51,651            52,173            51,467
   Diluted                                 52,623            52,601            52,728            52,314




        See notes to consolidated financial statements and accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                     1998              1997
                                                                                 ------------      ------------
Cash Flows From Operating Activities:
    Net income                                                                   $     53,792      $     39,804
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Deferred income taxes                                                            8,651             1,316
       Pre-quasi-reorganization net operating loss carryforward                            --             8,310
       Tax benefits related to common stock issued pursuant to
         long-term incentive plan                                                       1,904             3,880
       Depreciation and amortization                                                   15,508            12,010
       Changes in operating assets and liabilities:
         Receivables                                                                   10,505           (18,131)
         Other current assets                                                           1,997            (4,870)
         Payables, accrued expenses, current taxes and
           employer's liability claims                                                 26,447             3,976
         Other                                                                         (1,918)             (254)
                                                                                 ------------      ------------
           Net cash provided by operating activities                                  116,886            46,041
                                                                                 ------------      ------------

Cash Flows From Investing Activities:
    Purchase of short-term investments                                                     --           (19,514)
    Maturity of short-term investments                                                     --            29,967
    Purchase of equipment                                                            (116,537)          (43,561)
    Proceeds from disposition of equipment                                              1,099               114
    Acquisition of company, net of cash acquired                                           --           (52,510)
    Acquisition of remaining minority interest in consolidated subsidiary              (2,319)               --
                                                                                 ------------      ------------
           Net cash used in investing activities                                     (117,757)          (85,504)
                                                                                 ------------      ------------

Cash Flows From Financing Activities:
    Proceeds from exercise of stock options                                               751             1,350
    Payment of debt                                                                        --           (10,000)
                                                                                 ------------      ------------
           Net cash provided by (used in) financing activities                            751            (8,650)
                                                                                 ------------      ------------
           Net decrease in cash and cash equivalents                                     (120)          (48,113)
Cash and cash equivalents at beginning of period                                       20,619            71,961
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $     20,499      $     23,848
                                                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                $        220      $        544
    Income taxes paid                                                                  18,496             9,332

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 75,400 and 76,500 shares in 1998 and 1997 respectively, of
        restricted common stock                                                  $      1,162      $      1,323
    Forfeitures of 4,850 and 11,000 shares in 1998 and 1997 respectively, of
        restricted common stock                                                            89                96
BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
    Working capital, other than cash                                             $         --      $        766
    Plant and equipment                                                                    --           (54,186)
    Purchase price in excess of the net assets acquired                                    --              (807)
    Minority Interest                                                                      --             1,717
                                                                                 ------------      ------------
            Net cash used for acquisition                                        $         --      $    (52,510)
                                                                                 ============      ============



        See notes to consolidated financial statements and accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. and subsidiaries (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the nine months ended September 30, 1998 included herein has been subjected to a limited review by KPMG Peat Marwick LLP, the Registrants' independent auditors, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      EARNINGS PER SHARE

         Effective December 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc). Common stock equivalents with a weighted average of 334,000 and 950,000 are reflected in the calculation of diluted earnings per share for the quarters ended September 30, 1998 and 1997, respectively. Common stock equivalents with a weighted average of 555,000 and 847,000 are reflected in the calculation of diluted earnings per share for the nine months ended September 30, 1998 and 1997, respectively. For the three and nine months ended September 30, 1998, respectively, there were 974,000 and 690,000 stock options outstanding which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. There were no stock options outstanding for the three and nine months ended September 30, 1997 that were not included in the computation of diluted earnings per share. No adjustment to net income was made in calculating diluted earnings per share for the quarters ended September 30, 1998 and 1997 or for the nine months ended September 30, 1998 and 1997.

(3)      CREDIT FACILITY

         In March 1997, the Company entered into a credit agreement ("Credit Facility") with certain banks providing financing up to $100 million to be used for rig acquisitions and upgrades. This agreement included a revolving credit facility available through December 31, 1999, at which point it converted into a four-year term loan. The Credit Facility called for interest and facility fees to be paid quarterly during the terms of both facilities. The term loan facility provided for principal payments quarterly in equal installments beginning March 31, 2000. Interest accrues at a rate of (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The borrowings were secured by all of the Company's current rig fleet, except for the MARINE 700, as well as certain other assets. In connection with the consummation of the Credit Facility, the Company repaid and terminated its former $35 million credit facility with a U.S. financial institution.

         On August 12, 1998, the Company entered into an agreement (the "Amended Credit Facility") with a consortium of international banks, which amends the Credit Facility to a five-year revolver, eliminates the term loan conversion feature and increases the credit line to $200 million. The Amended Credit Facility is now secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries will be required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest will accrue at a rate of (i) LIBOR plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or
(ii) prime if a Base Rate Loan. The Company had no borrowings outstanding under the Amended Credit Facility at September 30, 1998.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(4)      COMMITMENTS AND CONTINGENCIES

         Legal Proceedings-- Jagson International Limited, an Indian entity, has brought suit against Marine Drilling Companies, Inc. and Marine 300 Series, Inc. in Bombay, India. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that it breached the agreement by failing to charter the rigs resulting in damages in excess of $14,500,000. The Company disputes the existence of the agreement and intends to vigorously defend the suit. Although the litigation is in an early stage, based on a number of substantive and procedural defenses that the Company believes are available to it, the Company does not believe the ultimate resolution of this dispute will have a material adverse effect on the Company's results of operations or financial condition.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         Shipyard Contracts -- In December 1997, the company entered into an agreement whereby HAM Marine, Inc. ("HAM") would complete construction of the MARINE 700 semi-submersible drilling rig in their shipyard in Pascagoula, Mississippi for $87,000,000. The shipyard contract calls for HAM to fabricate certain components of the rig and install certain drilling equipment provided by the Company ("Owner Furnished Equipment" or "OFE"). The shipyard contract calls for monthly progress payments based on the percent complete.

         The Company originally estimated that the OFE would cost approximately $99,000,000 including capitalized interest and other soft costs resulting in a total estimated cost to complete the drilling rig of $186,000,000. Construction of the rig has progressed since the signing of the shipyard contract and through September 30, 1998, the Company has paid HAM approximately $47,000,000 in progress payments and paid approximately $43,000,000 for OFE and other related construction costs.

         The shipyard contract initially contemplated a delivery date of February 17, 1999. However, due in part to three tropical storms along the Mississippi Gulf Coast, including Hurricane Georges, and other delays, the expected completion date for the MARINE 700 is now late second quarter 1999. Additionally, due to the delays, the anticipated construction and outfitting cost has increased to approximately $215 million. Included in the $29 million increase over the original cost estimate are the cost of change orders initiated by Esso, the Company's customer. Current estimates for the cost of these change orders range from $6,000,000 to $8,000,000, which the Company will recover through an increase in the dayrate during the term of the five-year drilling contract.

         On December 19, 1997, the Company signed a contract with Jurong Shipyard Limited ("Jurong") in Singapore to upgrade the MARINE 500 for approximately $38,000,000. The contract anticipated that the rig would arrive in the Singapore shipyard on July 15, 1998 and be completed by December 31, 1998. Since the MARINE 500 did not arrive in the shipyard until October 13, 1998 due to an extension of work under its drilling contract, the Company is currently re-negotiating with Jurong the completion date and related delivery penalties and incentives.

         Originally the Company estimated spending $62,000,000 for OFE in addition to the $38,000,000 shipyard work for a total upgrade cost of approximately $100,000,000. Based on further review after the rig arrived in the shipyard, the Company now anticipates a total upgrade cost of approximately $120,000,000. As of September 30, 1998, the Company has spent approximately $38,000,000 related to OFE for this upgrade.

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




(5)      SEGMENT REPORTING

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

         The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):


                                      JACK-UP           SEMI         CORPORATE &
                                    OPERATIONS       OPERATIONS         OTHER              TOTAL
                                   ------------     ------------     ------------      ------------
THREE MONTHS ENDED:

  SEPTEMBER 30, 1998
   Revenues                        $     49,249     $     14,203     $         --      $     63,452
   Operating Income (Loss)               25,566            4,777           (4,144)           26,199
   Identifiable Assets                  155,206          231,022           39,537           425,765
   Capital Expenditures                   1,166           48,254              765            50,185
   Depreciation & Amortization            3,532              982              827             5,341

  SEPTEMBER 30, 1997
   Revenues                        $     46,490     $      4,708     $         --      $     51,198
   Operating Income (Loss)               25,960            1,362           (2,470)           24,852
   Identifiable Assets                  175,924           95,110           36,455           307,489
   Capital Expenditures                  10,293            1,742            1,601            13,636
   Depreciation & Amortization            2,805              967              610             4,382


NINE MONTHS ENDED:

  SEPTEMBER 30, 1998
   Revenues                        $    155,766     $     29,291     $         --      $    185,057
   Operating Income (Loss)               83,179           10,711          (11,349)           82,541
   Identifiable Assets                  155,206          231,022           39,537           425,765
   Capital Expenditures                   3,788          107,848            4,901           116,537
   Depreciation & Amortization           10,420            2,946            2,142            15,508

  SEPTEMBER 30, 1997
   Revenues                        $    120,327     $     12,107     $         --      $    132,434
   Operating Income (Loss)               64,154            2,980           (7,495)           59,639
   Identifiable Assets                  175,924           95,110           36,455           307,489
   Capital Expenditures                  37,341            2,888            3,332            43,561
   Depreciation & Amortization            7,903            2,260            1,847            12,010

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                 SEPTEMBER 30,                      SEPTEMBER 30,
                         -----------------------------      ------------------------------
                             1998             1997              1998              1997
                         ------------     ------------      ------------      ------------
Revenues:
    United States        $     41,708     $     42,492      $    132,212      $    113,683
    India                       1,346            1,371             3,985             4,017
    Southeast Asia             20,398            7,335            48,860            14,734
    Other Foreign                  --               --                --                --

Operating Income:
    United States              21,294           22,084            67,977            55,102
    India                         292              363               389               560
    Southeast Asia              4,525            2,438            14,216             4,056
    Other Foreign                  88              (33)              (41)              (79)

Identifiable Assets:
    United States             282,075          202,362           282,075           202,362
    India                      13,588           14,456            13,588            14,456
    Southeast Asia            130,087           90,382           130,087            90,382
    Other Foreign                  15              289                15               289

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the nine months ending September 30, 1998 and 1997, revenue from customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):

                           1998                           1997
                 -------------------------      -------------------------
                                % OF TOTAL                     % OF TOTAL
                  REVENUE         REVENUE        REVENUE         REVENUE
                 ----------     ----------      ----------     ----------
  Customer A     $   39,663             21%     $   34,135             26%
  Customer B         18,571             10%             --             --
  Customer C         12,680              7%         14,081             11%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

         Demand for the Company's offshore drilling services is primarily driven by the worldwide expenditures for oil and gas drilling which is closely linked to the underlying economics of oil and gas exploration, development and production. The economics of oil and gas business activities is impacted by current and projected oil and gas prices. Since the early 1980's, oil and gas prices have been volatile and somewhat unpredictable, which has caused significant fluctuations in oil and gas drilling expenditures. Many factors influence oil and gas prices, including world economic conditions, worldwide oil and gas production and the activities of the Organization of Petroleum
Exporting Countries ("OPEC").

         The rates that the industry can charge for drilling services is a function of not only demand for services but the supply of drilling rigs available in the market to provide service. During the early 1980's when oil and gas prices were high and significant demand for drilling services existed, the industry built a significant number of offshore drilling rigs. In the mid-1980's when oil and gas prices declined significantly and the corresponding demand for drilling services declined, the supply of drilling rigs was significantly greater than the industry needed. This resulted in an imbalance of supply and demand causing low utilizations with dayrates declining to virtually cash operating costs.

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices have declined significantly since October 1997, resulting in lower utilizations and dayrates particularly in the shallow-water jack-up markets.

         During the first three quarters of 1998 worldwide utilization for jack-up rigs declined to 85%, according to Offshore Data Services compared to 89% average utilization experienced during the first nine months of 1997. Worldwide semi-submersible rig utilization during the first nine months of 1998 was 79% compared to 81% average utilization during the first nine months of 1997. As of November 3, 1998, worldwide jack-up utilization was 74% and worldwide semi-submersible utilization was 76%. As a result of the lower utilization, dayrates for both semi-submersible and jack-up drilling rigs have declined significantly during the last six months.

DRILLING MARKETS

         Gulf of Mexico. The jack-up drilling market in the Gulf of Mexico is highly competitive. A significant number of offshore drilling companies have rigs in this market and, as a result, no one contractor is able to materially affect pricing levels. Dayrates can and have fluctuated significantly on relatively small changes in the rig supply and demand for rigs in this market. Since mid-1995, a combination of improved jack-up rig demand and rig mobilizations to other markets resulted in improved jack-up utilization and dayrates. However, in October 1997 oil prices fell sharply which has dampened demand in this market. During the first nine months of 1998 average dayrates and utilization in the Gulf of Mexico have declined. Utilization of jack-up rigs in this market as of October 20, 1998 was 71% (92 rigs working out of a supply of 130 rigs), compared with an average of 90% for the first nine months of 1997. The Company has 12 of its 14 jack-up rigs located in the Gulf of Mexico.

         The current level of crude oil and natural gas prices has impacted demand for drilling rigs, thus lowering dayrates and rig utilization, particularly in the shallow-water Gulf of Mexico market, where the Company operates 12 jack-up rigs. Currently, 10 of the 12 jack-up rigs located in the Gulf of Mexico are working under contract, five have contracts that expire during the fourth quarter of 1998, and five have contracts which expire in 1999. One of the rigs currently not working has been contracted to start work in mid-January 1999. Current dayrates for jack-up rigs in the shallow-water Gulf of Mexico market range from $15,000 to $18,000 per day, substantially below the average revenue per day the Company has realized over the first nine months of 1998. With dayrates at these levels and reduced utilization rates, the Company will realize substantially less revenue in the near term, however, operating costs will not decrease proportionately due to the cost of maintaining personnel on board the rigs and equipment maintenance when the rigs are idle.

         During January 1998, the Company signed a drilling contract with Esso Exploration Inc. ("Esso"), an affiliate of Exxon Corporation, for the MARINE 700 with an initial term of three years and an option to extend the contract to a five-year term. In June 1998, Esso exercised the option to extend the contract to five years with a base dayrate of $165,000 per day. Due in part to three tropical storms along the Mississippi Gulf Coast, including Hurricane Georges and other delays, the expected completion date for construction of the MARINE 700 is now late second quarter of 1999. Additionally, due to the delays the anticipated construction and outfitting cost has increased $29 million to approximately $215 million. Included in the $29 million increase are the cost of customer requested change orders. Current estimates for the cost of these change orders range from $6 million to $8 million, which the Company will recover through an increase in the dayrate from Esso. The contract with Esso, excluding the recovery of customer requested change orders, is expected to generate aggregate dayrate revenues of approximately $302 million over the five-year term. The contract with Esso provides for the rig to be delivered by July 15, 1999. If the Company is unable to provide Esso with the MARINE 700 by July 15, 1999, the contract can be terminated by Esso, unless such delay is caused by Esso or any of its subcontractors.

         India. In 1995, the Company entered into a one-year term contract for the MARINE 201 to operate off the east coast of India. The rig commenced operations under this contract in mid-November 1995. Under the contract, the customer had options to extend the contract for up to eight three-month periods. All of the options have been exercised ensuring the rig's employment through mid-November 1998, after which the Company does not have a drilling contract for the MARINE 201.

         Southeast Asia. In January 1997, the Company entered into a one-year contract with a major oil company for the MARINE 305 to begin work in Southeast Asia. The contract began in August 1997 and ended in July 1998. During June 1998, the Company signed a four well contract for the MARINE 305 which is expected to generate revenue of approximately $12,240,000 from late July 1998 through January 1999. The customer has the option to extend this contract for five additional wells.

         In December 1996, the Company acquired the MARINE 500, a second-generation semi-submersible rig. The rig began operating in late February 1997 drilling offshore Indonesia on a short-term contract. In April 1997, the Company entered into a three-well contract for the MARINE 500 to operate in the Gulf of Thailand offshore Malaysia. This contract included an option to drill three additional wells, which extended the contract until mid-October 1998. In July 1997, the Company entered into a contract for the MARINE 500 that expires on December 31, 2001. Before this contract can commence, the MARINE 500 will be upgraded to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. The upgrade is expected to take approximately six months. The rig arrived in the shipyard on October 13, 1998 and is expected to be completed and commence operations during May 1999. During this contract, the MARINE 500 will work predominately in Western Australia, however, the contract does enable the customer to utilize the rig in Southeast Asia, the Pacific Rim, and New Zealand.

         In December 1997 the Company signed a nine-month contract to operate the MARINE 510, a bareboat charter, in Southeast Asia which commenced operations in May 1998. The contract includes an early termination clause, which will allow the customer to terminate the contract in mid-November 1998 for a fee of approximately $1 million. The Company currently anticipates that the customer will terminate the contract in mid-November 1998, after which the Company does not have a drilling contract for the MARINE 510.

         The Company entered into an agreement during August 1998 with China's Southern Drilling Company to market and manage the 1500-foot water depth rated semi-submersible NANHAI VI. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to a 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. If the rig is required to be upgraded, the cost of the upgrade will be funded by the owner.

CONTRACTS AND CUSTOMERS

         The Company obtains most of its drilling contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first nine months of 1998, the Company performed services for approximately 23 different customers. For the nine months ended September 30, 1998, Applied Drilling Technology, Inc., accounted for approximately 21% of the Company's total consolidated revenues and Carigali-Pttepi Operating Company Sdn Bhd, the customer for the MARINE 500 prior to it going into the shipyard, accounted for approximately 10% of revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability.
Management believes, however, the Company would have alternative customers for its services if it lost any single customer, and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis. See Note 4 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

RESULTS OF OPERATIONS

         The number of rigs the Company has available for service and the utilization rates and dayrates of the Company's active rigs are the most significant factors affecting the Company's level of revenues. Operating costs include all direct costs and expenditures associated with operating the Company's rigs. These costs include rig labor, repair, maintenance and supply expenditures, insurance costs, mobilization costs and other costs related to operations. Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the cost of maintaining personnel on board the rigs and equipment maintenance when the rigs are idle. Labor costs increase primarily due to higher salary levels, rig staffing requirements and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the rig is performing and the age and condition of the equipment. Inflation is another contributing factor in the fluctuation of operating expenses.

         The changes in operating income are more directly affected by revenue factors than expense factors since changes in dayrates directly impact revenues but not expenses. Utilization rate changes have a significant impact on revenues, but in the short-term do not impact expenses. Over a long period significant changes in utilization may cause the Company to adjust the level of its actively marketed rig fleet and labor force to match anticipated levels of demand, thus changing the level of operating expenses. General and administrative expenses do not vary significantly unless the Company materially expands its asset base. Depreciation, which is affected by the Company's level of capital expenditures and depreciation practices is another major determinant of operating income, and is not affected by changes in dayrates or utilization.

         The following table sets forth the average rig utilization rates, operating days, average revenue per day, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                                  FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                             ------------------------------      ------------------------------
                                                 1998              1997              1998              1997
                                             ------------      ------------      ------------      ------------
Jack-ups:
      Operating days                                1,202             1,232             3,704             3,473
      Utilization (1)                                  93%              100%               98%              100%
      Average revenue per day                $     40,973      $     37,735      $     42,053      $     34,646
      Revenue                                      49,249            46,490           155,766           120,327
      Contract drilling expense                    20,151            17,725            62,167            48,270
      Depreciation                                  3,532             2,805            10,420             7,903
      Operating income                             25,566            25,960            83,179            64,154

Semi-submersibles:
      Operating days                                  184                69               405               202
      Utilization (1)                                 100%               75%              100%               90%
      Average revenue per day                $     77,190      $     68,232      $     72,323      $     59,936
      Revenue                                      14,203             4,708            29,291            12,107
      Contract drilling expense                     8,444             2,379            15,634             6,867
      Depreciation                                    982               967             2,946             2,260
      Operating income                              4,777             1,362            10,711             2,980


Total Company:
      Operating days                                1,386             1,301             4,109             3,675
      Utilization (1)                                  94%               98%               98%               99%
      Average revenue per day                $     45,781      $     39,353      $     45,037      $     36,036
      Revenue                                      63,452            51,198           185,057           132,434
      Contract drilling expense                    28,595            20,104            77,801            55,137
      Depreciation and amortization                 5,341             4,382            15,508            12,010
      General and administrative expense            3,317             1,860             9,207             5,648
      Operating income                             26,199            24,582            82,541            59,639

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had no non-marketed rigs during the third quarter of 1998 and an average .6 non-marketed rigs during the third quarter of 1997. For the nine months ended September 30, 1998 and 1997 the Company had an average of .1 and 1.5 non-marketed rigs, respectively.

         Revenues. The Company's drilling revenues increased $12,254,000 or 24% and $52,623,000 or 40% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. The increase in revenues was mainly attributable to increased dayrates in 1998 compared to 1997, the activation of the MARINE 305, a jack-up rig, during August 1997, and the activation of two semi-submersibles, the MARINE 500 in late February 1997 and the MARINE 510 in late May 1998.

         Contract Drilling Expenses. Contract drilling expenses for the three and nine months ended September 30, 1998 increased $8,491,000 or 42% and $22,664,000 or 41%, respectively, over the comparable periods in the prior year. The increase was primarily a result of increased activity and fleet size along with increased international operations, which have higher average operating costs than domestic rig operations. Operating days for the three and nine month periods ended September 30, 1998 increased 85 and 434 days, respectively, as compared to the same periods in 1997. The increase in operating days is attributable to placing into service the MARINE 305 in August 1997, the MARINE 500 in February 1997 and the MARINE 510 in May 1998.

         Depreciation and Amortization. Depreciation and amortization expense increased $959,000 or 22% and $3,498,000 or 29% for the three and nine months ended September 30, 1998, respectively, as compared to the same prior-year periods. The increase was due to depreciation associated with expenditures for the acquisition of the MARINE 500 and MARINE 305.

         General and Administrative. General and administrative expenses for the three and nine month periods ended September 30, 1998 increased $1,457,000 and $3,559,000, respectively, over the same periods in 1997. The increase was attributed to an increase in professional services and increased personnel costs consistent with the increased level of operations and increased international activity.

         Interest Expense. Interest expense for the nine months ended September 30, 1998 was $343,000 compared to $499,000 for the same period in 1997. The decrease was primarily the result of the prepayment and termination of the Company's former $35 million credit facility in February 1997.

         Interest Income. Interest income for the three months ended September 30, 1998 increased $103,000 from the comparable prior-year period, whereas interest income for the nine months ended September 30, 1998 decreased $535,000 from the comparable prior-year period. The increase between the quarterly periods was due to higher cash balances during the third quarter of 1998 as compared to 1997. Throughout the first nine months of 1998 overall cash balances were lower than during 1997 resulting in the decreased interest income.

         Income Taxes. Income tax expense increased for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997, primarily due to an increase in the Company's pretax income.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At September 30, 1998, the Company had working capital of $16,256,000 as compared to working capital of $55,472,000 at December 31, 1997. Net cash provided by operating activities for the nine months ended September 30, 1998 increased by $70,845,000 to $116,886,000 compared to $46,041,000 for the same period in the prior year. The increase is primarily attributable to the increased dayrates and rig operating activity coupled with the timing of cash receipts and payments. Capital expenditures for the first nine months of 1998 increased $72,976,000 over the first nine months of 1997 to $116,537,000 due to construction of the MARINE 700 and the MARINE 500 upgrade. Cash used in investing activities for the nine months ended September 30, 1997 included the $52,510,000 acquisition of Marine Drilling Companies (Norway) ASA, formerly known as Deep Sea ASA, which was the owner of the rig hull on which the MARINE 700 is being constructed.

         In March 1997, the Company entered into a credit agreement ("Credit Facility") with certain banks providing financing up to $100 million to be used for rig acquisitions and upgrades. This agreement included a revolving credit facility available through December 31, 1999 at which point, it converted into a four-year term loan. The Credit Facility called for interest and facility fees to be paid quarterly during the terms of both facilities. The term loan facility provided for principal payments quarterly in equal installments beginning March 31, 2000. Interest accrues at a rate of (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The borrowings were secured by all of the Company's current rig fleet, except for the MARINE 700, as well as certain other assets. In connection with the consummation of the Credit Facility, the Company repaid and terminated its former $35 million credit facility with a U.S. financial institution.

         On August 12, 1998, the Company entered into an agreement (the "Amended Credit Facility") with a consortium of international banks, which amends the Credit Facility to a five-year revolver, eliminates the term loan conversion feature and increases the credit line to $200 million. The Amended Credit Facility is now secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries will be required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction of payments of dividends. Interest will accrue at a rate of (i) LIBOR plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. The Company had no borrowings outstanding under the Amended Credit Facility at September 30, 1998.

         During 1997, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under term contracts ranging from one to three years in duration. During June 1998, the Company signed a contract for the MARINE 305 for a term of four wells with the customer's option to extend the contract for an additional five wells. The contract commenced the end of July 1998 and is expected to generate revenues of $18 million. In July 1997, the Company entered into a contract for the MARINE 500 that expires on December 31, 2001 and is expected to produce total revenues of approximately $160 million beginning May 1999, upon completion of a $120 million upgrade to enable the rig to operate in water depths up to 5,000 feet. In December 1997, the Company entered into a nine-month contract for the MARINE 510 that commenced mid-May 1998 and was expected to generate revenues of $23 million. The MARINE 510 is being chartered from Shanghai Bureau of Marine Geological Survey for a period of five years. Charter fees are payable only when the rig is under contract. The contract includes an early termination clause, which will allow the customer to terminate the contract in mid-November 1998 for a fee of approximately $1 million. The Company currently anticipates that the customer will terminate the contract in mid-November 1998. If so, the Company will only realize approximately $15 million in revenues from the contract.

         In January 1998, the MARINE 700 obtained a three-year contract with an option to extend to a five-year term. In June 1998 the customer exercised the option and extended the contract to five years. The contract is expected to generate aggregate dayrate revenues of approximately $302,000,000 over the five-year term of the contract, which is scheduled to begin late in the second quarter of 1999 upon completion of the construction of MARINE 700 (see "Construction of MARINE 700" discussion below). The contract also allows the customer to terminate the contract if the rig is not available by July 15, 1999, unless such delay is caused by the customer or any of it's subcontractors.

         Construction of Marine 700. In December 1997, the company entered into an agreement whereby HAM Marine, Inc. ("HAM") would complete construction of the MARINE 700 semi-submersible drilling rig in their shipyard in Pascagoula, Mississippi for $87 million. The shipyard contract calls for HAM to fabricate certain components of the rig and install certain drilling equipment provided by the Company ("Owner Furnished Equipment" or "OFE"). The shipyard contract calls for monthly progress payments based on the percent complete.

         The Company originally estimated that the OFE would cost approximately $99 million including capitalized interest and other soft costs resulting in a total estimated cost to complete the drilling rig of $186 million. Construction of the rig has progressed since the signing of the shipyard contract and through September 30, 1998, the Company has paid HAM approximately $47 million in progress payments and paid approximately $43 million for OFE and other related construction costs.

         The shipyard contract initially contemplated a delivery date of February 17, 1999. However, due in part to three tropical storms along the Mississippi Gulf Coast, including Hurricane Georges, and other delays, the expected completion date for the MARINE 700 is now late second quarter 1999. Additionally, due to the delays, the anticipated construction and outfitting cost has increased to approximately $215 million. Included in the $29 million increase over the original cost estimate are the cost change orders initiated by Esso, the Company's customer. Current estimates for the cost of these change orders range from $6 million to $8 million, which the Company will recover through an increase in the dayrate during the term of the five-year drilling contract.

         MARINE 500 Upgrade. On December 19, 1997, the Company signed a contract with Jurong Shipyard Limited ("Jurong") in Singapore to upgrade the MARINE 500 for approximately $38 million. The contract anticipated that the rig would arrive in the Singapore shipyard on July 15, 1998 and be completed by December 31, 1998. Since the MARINE 500 did not arrive in the shipyard until October 13, 1998 due to an extension of work under its drilling contract, the Company is currently re-negotiating with Jurong the completion date and related incentives for early delivery and penalties for late delivery by the shipyard.

         Originally the Company estimated spending $62 million for OFE in addition to the $38 million shipyard work for a total upgrade cost of approximately $100 million. Based on further review after the rig arrived in the shipyard, the Company now anticipates a total upgrade cost of approximately $120 million. As of September 30, 1998, the Company has spent approximately $38 million related to OFE for this upgrade.

         Capital Resources. During the first three quarters of 1998 the Company expended $116.5 million in capital expenditures consisting primarily of disbursements for (i) the completion of the MARINE 700, (ii) the upgrade of the MARINE 500 and (iii) the purchase of drill pipe and other rig machinery.

         In April 1998 the Company signed a memorandum of agreement to acquire the "Maersk Explorer," a jack-up drilling rig capable of operating in 205 feet of water that is currently being utilized as an accommodation unit in the Danish sector of the North Sea, for a total cost of approximately $23 million. The Company expects to take delivery of the rig by mid-December 1998. Depending upon market conditions, the rig will either be marketed as an accommodation unit or upgraded to competitive drilling status for approximately $50 million. Currently, the

Company anticipates marketing the rig as an accommodation unit. If upgraded, the rig will be outfitted with the drilling equipment removed from the MARINE 500 and will be capable of operating in the North Sea. The upgrade should take approximately nine months.

         The Company expects to spend approximately $220 million in 1998 for capital expenditures, consisting primarily of expenditures to upgrade and complete the MARINE 500 and MARINE 700.

         The Company will continue to pursue acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the Amended Credit Facility or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefor, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their capability to obtain longer- term contracts. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program, is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made, and other factors.

         The Company anticipates that its available funds, together with cash generated from operations and amounts that may be borrowed under the Amended Credit Facility and other potential funding sources, such as increased credit facilities and private or public debt or equity offerings, will be sufficient to fund its required capital expenditures, working capital and debt service requirements for the foreseeable future. Future cash flows, however, are subject to a number of uncertainties, especially the condition of the oil and gas industry. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements.

YEAR 2000 ISSUE

         Currently, the Company utilizes third party software in all of its computer applications. The Company's information systems personnel are currently working with the third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by the Company's computer and other systems. Based upon a continual evaluation and working with software vendors, the Company has determined that upgrading its existing accounting software to a current version will enable the computer systems to function properly with respect to dates in the year 2000 and thereafter, with minimal cost to the Company. This upgrade is expected to be completed by mid-1999. The Company is still evaluating the effect of the Year 2000 on other computer systems and non-information technology systems, including telephone systems, office and rig-based electronic equipment and devices with embedded microprocessors. Additionally, the Company is currently contacting all key vendors and suppliers to ensure that they have a Year 2000 compliance plan in an effort to minimize the Company's exposure to their potential Year 2000 problems. The Company anticipates completion of its evaluation of non-information technology equipment, key vendors and suppliers and any remedial action and/or a contingency plan, if necessary, by mid-1999. With modifications to existing software and conversions to new software the Year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. However, if such modifications or conversions are not made or are not completed on time, the Year 2000 issue could have a material adverse impact on operations of the Company. The Company believes that it will be able to implement successfully the changes necessary to address the Year 2000 issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs, especially in the U.S. Gulf of Mexico or for slot jack- up rigs; (v) the risks attendant with operations in foreign countries, including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the risks of delay, and cost overruns attendant to large construction projects such as the upgrade and refurbishment of certain of the Company's rigs, including shortages of material or skilled labor, engineering problems, latent defects or damage to current equipment, work stoppages, weather interference and inability to obtain requisite permits or approvals; (ix) the return of market and other conditions similar to those in which the Company incurred net losses before extraordinary items for each of the years ended December 31, 1991, 1992 and 1995; (x) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xi) the risk that labor shortages could result in material wage increases; (xii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiii) the occurrence of risks attendant to contract drilling operations, including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiv) adverse uninsured litigation results; and (xv) adverse tax consequences with respect to operations. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

        Exhibits No.   Description

        10.11 Amended and Restated Credit Agreement among Marine Drilling Companies and ABN AMRO Bank N.V. Christiania Bank Og Kreditkasse, Credit Agricole Indosuez, Bankers Trust Company, Skandinaviska Enskilda Banken AB (Publ.), Bank Austria, Bank of Nova Scotia, Banque Nationale Paris, Natexis Banque BFCE, and Nederlandse Scheepshypotheekbank N.V.

        15             Letter regarding unaudited interim financial information

        27             Financial Data Schedule
                       (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)

(b)      Reports on Form 8-K:
         No reports on Form 8-K were filed during the third quarter of 1998

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MARINE DRILLING COMPANIES, INC.
                                          (Registrant)




 Date: November 11, 1998          By      /s/  T. Scott O'Keefe
                                          ------------------------------------
                                          T. Scott O'Keefe
                                          Senior Vice President
                                          Chief Financial Officer and Director
                                          (Principal Financial Officer)




 Date: November 11, 1998          By      /s/  Dale W. Wilhelm
                                          ------------------------------------
                                          Dale W. Wilhelm
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS



  Exhibit
   Number                                   Description
   ------                                   -----------
     10.11    Amended and Restated Credit Agreement among Marine Drilling Companies and ABN AMRO Bank N.V.,
              Christiania Bank Og Kreditkasse, Credit Agricole Indosuez, Bankers Trust Company, Skandinaviska
              Enskilda Banken AB (Publ.), Bank Austria, Bank of Nova Scotia, Banque Nationale Paris, Natexis
              Banque BFCE, and Nederlandse Scheepshypotheekbank N.V.

     15       Letter regarding unaudited interim financial information


     27       Financial Data Schedule
              (Exhibit  27 is being  submitted as an exhibit  only in the electronic  format of this Quarterly
              Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)