Form 10-K
period 1998-12-31
MARINE DRILLING COMPANIES INC
filed 1999-03-29
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                 1998 FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                                       NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
      Title of each class                                on which registered
      -------------------                               ----------------------
  COMMON STOCK, $.01 PAR VALUE                          NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS                         NEW YORK STOCK EXCHANGE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY
                 NONAFFILIATES ON MARCH 10, 1999 -- $448,365,740

                  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                         ON MARCH 10, 1999, - 52,434,634

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 13, 1999 - Part III

================================================================================

                         MARINE DRILLING COMPANIES, INC.

                                 1998 FORM 10-K

                                TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                      ----
                                     PART I
Item 1.    Business................................................................................................     1
Item 2.    Properties..............................................................................................    10
Item 3.    Legal Proceedings.......................................................................................    13
Item 4.    Submission of Matters to a Vote of Security Holders.....................................................    13


                                     PART II

Item 5.    Market for  Registrant's  Common Stock and Related Shareholder Matters..................................    14
Item 6.    Selected Consolidated Financial Data....................................................................    15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................    16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..............................................    23
Item 8.    Financial Statements and Supplementary Data.............................................................    24
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................    42


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant......................................................    42
Item 11.   Executive Compensation..................................................................................    42
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................................    42
Item 13.   Certain Relationships and Related Transactions..........................................................    42


                                     PART IV

Item 14.   Exhibits and Reports on Form 8-K........................................................................    42

Signatures.........................................................................................................    44


                                      (i)

                                     PART 1

ITEM 1.    BUSINESS

GENERAL

         Marine Drilling Companies, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Texas in January 1990. Since 1966, the Company or its predecessors have been engaged in offshore contract drilling of oil and gas wells for independent and major oil and gas companies. Operations are conducted in the U.S. Gulf of Mexico and internationally. The Company's principal office is located at One Sugar Creek Center Blvd., Suite 600, Sugar Land, Texas 77478 and its telephone number is (281) 243-3000.

         The Company owns and operates a fleet of 17 offshore drilling rigs consisting of six independent leg jack-up units, three of which have a cantilever feature, nine mat supported jack-up units, four of which have a cantilever feature and two semi-submersible units. The Company also operates one additional semi-submersible drilling rig under a five-year bareboat charter agreement (the "Charter"). Currently twelve of the Company's rigs are located in the U.S. Gulf of Mexico, one rig is in the Middle East, two rigs are in Southeast Asia, one rig is in the North Sea, one rig is being upgraded in Southeast Asia and one rig is under construction in the U.
S. Gulf of Mexico.

BUSINESS STRATEGY

         The Company's business strategy is designed to position it to capitalize on cyclical upturns, and minimize exposure to cyclical downturns, in the worldwide jack-up rig market. The key elements of this strategy are:

         o U.S. Gulf of Mexico Jack-up Rig Fleet Focus. The Company is committed to remaining a leading operator of jack-up rigs in the U.S. Gulf of Mexico. The Company believes that its significant presence in the region offers logistical advantages, including reduced mobilization costs and flexibility of crew deployment, both of which reduce operating costs. The Company also believes that, if oil and gas prices recover from their currently depressed levels, there is significant upside potential for dayrates in the U.S. Gulf of Mexico jack-up rig market due to both a worldwide supply of jack-up rigs that is not growing and an increasing rate of oil and natural gas reserve depletion in the region, which could increase drilling activity.

         o Maintain an Appropriate Capital Structure. Because the offshore drilling business is subject to substantial fluctuations in demand, pricing and profitability, the Company seeks to maintain a level of debt that can be adequately supported by its working capital and long-term contract revenues. The Company believes this approach will enable it to better withstand the volatility associated with industry cycles.

         o Balanced Long-Term and Short-Term Contract Portfolio. The Company seeks to appropriately balance its contract portfolio between long-term and short-term contracts. The Company believes that a balanced contract portfolio will help mitigate the cyclical nature of the drilling industry and will provide for a component of longer-term, more predictable cash flow, while maintaining the opportunity to capitalize on potential increases in drilling rig dayrates worldwide. In the current market environment, availability of long-term contracts has been primarily limited to semi-submersible rigs used for offshore drilling in deepwater markets. To capitalize on the long-term contracts available in this market, the company is in the process of completing the construction and upgrade of two semi-submersible rigs, the MARINE 700 and the MARINE 500, for use in deepwater drilling operations. The Company has entered into long-term contracts to operate both of these rigs, which it expects will generate contract revenues of approximately $452 million over the life of the contracts. The Company believes that these two contracts will help to counterbalance the short-term and spot market contract portion of its rig portfolio.

         o Growth Through Acquisitions and Upgrades. The Company is actively seeking attractive opportunities for acquisitions to increase the size and capabilities of its fleet. The Company believes that a prolonged period of depressed industry fundamentals may result in assets becoming available at attractive prices. Additionally, when market conditions warrant, the Company may elect to perform upgrades on its existing rig fleet.

         To further the Company's business strategy, it has recently undertaken two significant rig construction and upgrade projects, the MARINE 700 and the MARINE 500.

         The MARINE 700. In May 1997, the Company acquired the uncompleted hull for the MARINE 700 for approximately $55 million to serve as the foundation for a fourth-generation semi-submersible rig with 5,000-foot water depth drilling capacity. In December 1997, the Company entered into a shipyard contract with HAM Marine, Inc. ("HAM") under which HAM would complete construction of the MARINE 700. The shipyard contract calls for HAM to fabricate certain components of the rig and install certain owner furnished equipment ("OFE"). The Company currently estimates that the OFE will cost approximately $112 million, including capitalized interest and project management costs, and that shipyard costs will total an additional $103 million, resulting in a total estimated cost to complete the drilling rig of $215 million (exclusive of the $55 million hull purchase cost). Through December 31, 1998 the Company has paid HAM approximately $60 million in progress payments and incurred approximately $70 million for OFE and other related construction costs. The Company currently believes that the rig will be completed late in the second quarter of 1999, after which it will begin work for Esso Exploration Inc. ("Esso"), an affiliate of Exxon Corporation under a five year contract initially in its Diana field Project, a major deepwater project in the U.S. Gulf of Mexico. See "Contracts-MARINE 700 Drilling and Construction Contracts," "Construction and Contract Risks," Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources."

         The MARINE 500. In December 1996, the Company acquired the MARINE 500, a second-generation semi-submersible rig, for approximately $38 million. In December 1997, the Company signed a contract with Jurong Shipyard Limited ("Jurong") in Singapore to upgrade the MARINE 500 to fourth-generation capabilities. The shipyard contract calls for Jurong to fabricate certain components of the rig and to install certain OFE. The Company currently estimates that the OFE will cost approximately $72 million, including capitalized interest and project management costs, and that payments to the shipyard under the contract will be approximately $48 million, resulting in a total estimated cost to complete the drilling rig of $120 million (exclusive of the $38 million acquisition cost). Through December 31, 1998, the Company has paid Jurong approximately $8 million in progress payments and incurred approximately $49 million for OFE and other related construction costs. Currently the Company believes that the rig will be completed during the second quarter of 1999, after which it will begin work in Western Australia for WAPET, an entity owned by several major integrated oil companies. See "Contracts-MARINE 500 Drilling and Construction Contracts," "Construction and Contract Risks," Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources."

         The following table summarizes certain terms of the drilling contracts for the MARINE 700 and the MARINE 500 projects:

                                                                                                           ESTIMATED
                                                                                                          CONTRACTUAL
           RIG                   CUSTOMER               CONTRACT TERM         BASE DAYRATE (1)            REVENUE (2)
      -----------------    ------------------------ ----------------------    ------------------        ---------------
        MARINE 700                 Esso                    5 Years            $        165,410           $298 million

        MARINE 500           WAPET; INPEX (3)        Until Dec. 31, 2001      $127,500-168,000           $154 million

(1) See "Business - Contracts" for a discussion of contracts and related dayrates.

(2) Assumes full utilization at the normal operating base dayrate for 360 days per year for the contract term.

(3)  Indonesia Petroleum, Ltd.

CURRENT ADVERSE MARKET CONDITIONS

         Oil and gas prices have reached multi-year lows in various markets in recent months. As a result, oil and gas companies have made significant cutbacks in their drilling programs. This has reduced industry-wide rig utilization including the U.S. Gulf of Mexico, where the Company operates most of its rigs, which has not only sharply reduced dayrates, but also shortened the average length of drilling contracts. In addition, long-term contracts for a number of rigs owned by other contractors have recently been canceled, for varied reasons, by their customers.

         The following table sets forth current rig utilization rates and average utilization rates for 1998, 1997 and 1996, according to Offshore Data
Services:

                                           AS OF
                                       MARCH 9, 1999            1998                 1997                 1996
                                    -------------------- -------------------- -------------------- --------------------
Gulf of Mexico jack-up rigs                 59%                  81%                  90%                  87%
Worldwide jack-up rigs                      67%                  83%                  89%                  86%
Worldwide semi-submersible rigs             63%                  78%                  81%                  79%

         As of March 10, 1999, nine of the Company's 15 jack-up rigs are committed under short-term contracts that will expire in the first or second quarter of 1999, one rig is under contract for one year, and the remaining 5 rigs are idle. All of the currently committed rigs are in the U.S. Gulf of Mexico. The Company currently has no international rigs working. The current market conditions will adversely affect the Company's results of operations for at least the near term, substantially reducing its revenues, cash flows and earnings and likely resulting in losses in 1999 until the MARINE 700 and the MARINE 500 begin operations. Oil and gas prices may continue to deteriorate, and the Company cannot predict whether or when they might recover.

CONTRACTS

         General. The Company's drilling contracts generally provide for compensation on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. Under most daywork contracts, the Company pays virtually all costs associated with operating the rig such as labor, operating supplies and repair and maintenance. The Company typically negotiates with the customer the cost of moving the rigs and related equipment to the job site and the customer pays all other costs of drilling the well such as mud, casing, logging and completion services. Daywork contracts may provide for lower rates during periods when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the Company's control. Historically, the Company has not marketed its rigs under fixed price or turnkey contracts.

         A daywork contract generally extends over a period of time covering either the drilling of a single well, a group of wells or a stated term. The customer may terminate the contract if the drilling rig is destroyed or lost, or if drilling operations are suspended for a specified period of time as a result of breakdown of major equipment or other specific events. The duration of drilling contracts is generally determined by market demand and competitive conditions. Historically, domestic drilling contracts are typically on a well-by-well basis, while contracts in the deepwater and international jack-up markets have been on a term basis. The Company's experience during recent years has been consistent with this general rule, with its rigs operating in the Gulf of Mexico generally having been contracted on a well-to-well basis and its rigs operating internationally operating under term contracts. Due to the highly cyclical nature of the offshore drilling business, to the extent available, the Company will continue to focus on obtaining additional term contracts, both foreign and domestic, in the future. Such contracts help mitigate the volatility of the Company's results.

         The Company obtained most of its contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

         MARINE 700 Drilling and Construction Contracts. In January 1998, the Company signed a long-term drilling contract with Esso for the MARINE 700. The contract had an initial term of three years and gave Esso the option to extend the contract to a five-year term. In June 1998, Esso exercised the option to extend the contract to five years, with a normal operating dayrate of $165,410 per day ($159,910 per day during moving and standby and $136,650 per day during force majeure events). In addition to the normal operating dayrate, the Company will be entitled to obtain approximately $4,600 per day cost recovery for certain construction and equipment changes requested by Esso during the construction process. The dayrates are also subject to adjustments for changes in indexed operating cost elements, changes in costs arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements. The Esso contract is expected to generate aggregate dayrate revenues of approximately $298 million, not including the additional construction cost recoveries. The contract also entitles Esso to elect up to five additional one-year extensions of the primary term at mutually agreeable dayrates.

         The contract permits Esso to terminate the contract prior to the end of the five-year term in the following circumstances:

         o if the rig is not completed in accordance with contract specifications and ready to depart the shipyard to the first well location by July 15, 1999, other than as a result of delays caused by Esso or its subcontractors,

         o if the design, construction or operation of the rig is not in accordance with reasonable performance standards or if, in Esso's opinion, the Company makes unreasonably slow progress in the drilling work, and fails to remedy these problems within a reasonable time after written notice,

         o if the rig is unsuitable, if the available deckload is less than 90% of the stated capacity, or if marine or drilling equipment is below manufacturer's specifications, in each case if such deficiencies cannot be corrected within 30 days, or

         o in the event of certain other breaches of the contract by the Company relating to pollution control obligations and labor policies.

         In addition, either party may terminate the contract in the event of the occurrence or anticipation of a 60 day force majeure event, which means labor disturbances, riots, war, acts of government or military agencies, fires, floods, earthquakes and any other cause beyond the reasonable control of the affected party that could not, with reasonable diligence, have been prevented or provided against, but excluding financial distress.

         In May 1997, the Company acquired the uncompleted hull for the MARINE 700 for approximately $55 million. In December 1997, the Company entered into an agreement with HAM under which HAM would complete construction of the MARINE 700 semi-submersible drilling rig in their shipyard in Pascagoula, Mississippi for $87 million. The shipyard contract calls for HAM to fabricate certain components of the rig and install certain OFE. The shipyard contract calls for monthly progress payments based on the percentage of completion. The Company originally estimated that the OFE would cost approximately $99 million including capitalized interest and project management costs resulting in a total estimated cost to complete the drilling rig of $186 million (exclusive of the $55 million hull acquisition cost). Construction of the rig has progressed since the signing of the shipyard contract and through December 31, 1998, the Company has paid HAM approximately $60 million in progress payments and paid approximately $70 million for OFE and other related construction costs.

         The shipyard contract initially contemplated a delivery date of February 17, 1999. However, due to engineering, construction, weather and other delays, the Company now expects to complete construction of the MARINE 700 late in the second quarter of 1999. Additionally, the anticipated construction and outfitting cost has increased to approximately $215 million. Included in the $29 million increase over the original cost estimate is the cost of change orders initiated by Esso, the Company's customer. Current estimates for the cost of these change orders is approximately $5.7 million, which the Company will recover through an increase in the dayrate during the term of the five-year drilling contract of approximately $4,600 per day. See "Construction and Contract Risks" for discussion of risks associated with the MARINE 700 contracts.

         MARINE 500 Drilling and Construction Contracts. In July 1997, the Company entered into a drilling contract with a drilling consortium led by WAPET for the MARINE 500. The consortium consists of WAPET, Indonesia Petroleum, Ltd. ("INPEX") and Mobil Exploration and Producing Australia ("MEPA"). Certain other oil companies have an option to participate in the consortium. The contract requires the Company, prior to delivery of the rig, to upgrade the rig to work in water depths up to 5,000 feet with 15,000 psi drilling equipment, as described below. The contract was originally scheduled for a three-year term beginning in January 1999. However, because the rig was delayed in arriving at the shipyard for the upgrade work as a result of work extensions for its previous customer, the Company does not expect the rig to be available to commence drilling until the second quarter of 1999. This delay, however, did not extend the term of the contract, so the contract will still expire on December 31, 2001. During the term of this contract, the MARINE 500 will work predominately in Western Australia, although the contract entitles the consortium members to use the rig in Southeast Asia, the Pacific Rim, and New Zealand.

         The consortium drilling contract is a master agreement that contemplates separate drilling contracts with the individual consortium members at a base dayrate of $127,500, which is adjusted for each contract based on operating costs in the area in which the rig is to be used. Two of the consortium members, WAPET and INPEX, have committed drilling contracts under the consortium agreement and have agreed under the consortium agreement to be liable for the contract minimum payments to the Company for the initial contract term ending December 31, 2001. The optional consortium members have made no commitments under the agreement, and are not liable for any payments under the consortium contract until they commit to a drilling contract. The INPEX drilling contract is a two-well contract with up to three option wells to be drilled at an operating dayrate of $150,000 per day. The WAPET drilling contract provides for a dayrate of $168,600 for an unspecified number of wells. Under the contract, a mobilization rate of $166,240, or 98.6% of the operating dayrate, will begin when the rig leaves the shipyard in Singapore, at which time the Company will also be entitled under the consortium drilling contract to receive an upfront mobilization fee of $6 million. The contract provides that the consortium can terminate the contract at any time after January 1, 2001 in exchange for a termination payment of $95,890 for each day remaining in the term of the contract, subject to offset if the rig is otherwise employed. In addition, either party can terminate the WAPET drilling contract after 20 days of certain force majeure events and in the event of certain breaches.

         In December 1997, the Company signed a contract with Jurong to upgrade the MARINE 500 to fourth-generation capabilities for approximately $38 million. Change orders have now increased the shipyard costs to approximately $48 million. In addition to this $48 million, the Company currently estimates that the OFE will cost approximately $72 million, including capitalized interest and project management costs, resulting in a total estimated cost to complete the drilling rig of $120 million. Through December 31, 1998, the Company has paid Jurong approximately $8 million in progress payments and paid approximately $49 million for OFE and other related construction costs. The contract anticipated that the rig would arrive in the Singapore shipyard on July 15, 1998 and be completed by December 31, 1998. Since the MARINE 500 did not arrive in the shipyard until October 13, 1998 due to an extension of work under its previous drilling contract, the Company now expects to complete construction of the MARINE 500 during the second quarter of 1999. See "Construction and Contract Risks" for discussion of risks associated with the MARINE 500 contracts.

         MARINE 510 Charter. In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey ("SBMGS") to charter the KANTAN 3 (now referred to as the MARINE 510), a semi-submersible rig, for a period of five years. The MARINE 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement began in mid-May 1998. The Charter Agreement and related agreements require the Company to pay approximately $26,000 per day during the first year, $23,000 per day during the second year and $24,500 per day for the last three years of the charter for each day that the MARINE 510 is working. The MARINE 510 is currently idle in Singapore. In January 1999, the Company reached a letter agreement with SBMGS, subject to a definitive agreement, to amend the Charter. This amendment will allow for a variable charter hire fee equal to 60% of rig operating profit (dayrate revenue less operating expenses) and provides an option for the Company to extend the Charter for up to five years beyond the original five year term.

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with China's Southern Drilling Company to market the 1500-foot water depth rated semi-submersible NANHAI VI. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. If the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. Under the agreement, the Company is to receive $3,000 per day in management fees while the rig is operating and 50% of all rig-level profits after management fees and amortization over a 36-month period of the costs of any upgrades to the vessel. The Company is actively marketing the rig, which is currently working, but would be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

CUSTOMERS

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. For the year ended December 31, 1998, the Company performed services for approximately 25 different customers, of which Applied Drilling Technology, Inc. accounted for approximately 24% of the Company's total consolidated revenues and Carigali-Pttepi Operating Company Sdn Bhd, the customer for the MARINE 500 prior to it going into the shipyard, accounted for approximately 10% of revenues. During 1999, when the MARINE 700 and the MARINE 500 contracts begin, the Company expects that Esso and WAPET will account for significant percentages of its revenues. See "Construction and Contracts Risks" for discussion of risks associated with the MARINE 700 and MARINE 500 contracts. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on its profitability. See note 11 of the audited consolidated financial statements for further information regarding the Company's major customers.

ENVIRONMENTAL MATTERS

         General. The Company is subject to numerous domestic and foreign governmental laws and regulations that relate directly or indirectly to its operations, including certain laws and regulations (a) controlling the discharge of materials into the environment, (b) requiring removal and cleanup under certain circumstances, (c) requiring the proper handling and disposal of waste materials, or (d) otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling rigs in waters of the United States and certain foreign offshore areas, may be liable for damages and for the cost of removing oil spills for which it is held responsible, subject to certain limitations. Laws and regulations protecting the environment have become more stringent in recent years and may, in certain circumstances, assess administrative, civil and criminal penalties and impose "strict liability," rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts of the Company that were in compliance with all applicable laws and regulations at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. The Company believes that it has conducted its operations in substantial compliance with all applicable environmental laws and regulations.

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

         The ongoing requirements of OPA '90 include proof of financial responsibility (to cover at least some costs in a potential spill), and preparation of an oil spill contingency plan. OPA requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. Moreover, certain amendments to OPA '90, that were enacted in 1996, requires owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal OCS waters, with higher amounts, up to $150 million, in certain limited circumstances where the Minerals Management Service ("MMS") believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. On August 11, 1998, the MMS promulgated a final rule implementing the OPA '90 financial responsibility requirements for offshore facilities. The MMS final rule applies to those facilities used for exploring for, drilling for, or producing oil (including wells drilled from mobile offshore drilling rigs) as well as facilities (e.g., pipelines) used to transport oil from such exploration, drilling or production facilities. Vessels, including mobile offshore drilling rigs functioning as vessels rather than drilling platforms, are not subject to the MMS final rule but rather remain subject to regulations administered by the U.S. Coast Guard. The Company believes that it currently has established adequate proof of financial responsibility for its mobile offshore drilling rigs functioning as offshore facilities. However, the Company cannot predict whether financial responsibility requirements under any subsequent amendments to OPA '90, if any, will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact of any such future financial responsibility requirement should be no more burdensome on the Company than on similarly situated or less capitalized drilling contractors operating in U.S. waters.

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

         CERCLA and RCRA (U.S.). The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, currently exempts crude oil, and the Resource Conservation and Recovery Act ("RCRA"), as amended, currently exempts certain drilling materials, such as drilling fluids and produced water, from the definitions of hazardous substances and hazardous wastes for purposes of these statutes. The Company's operations, however, may involve the use or handling of other material that may be classified as environmentally hazardous substances or wastes. There can be no assurances that these exemptions will be preserved in future amendments of such acts, if any, or that more stringent federal or state laws and regulations protecting the environment will not be adopted. CERCLA assigns strict liability to each responsible party for all response and re-mediation costs, as well as natural resource damage. Few defenses exist to the liability imposed by CERCLA.

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

COMPETITION

         The contract drilling industry is highly competitive, and the Company competes with many drilling contractors, which are substantially larger than the Company with greater financial and other resources. Customers often award contracts on a competitive bid bases, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. The Company believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and day rates to areas of greater activity and relatively higher day rates. In addition, there are inactive non-marketed rigs that could be reactivated to meet an increase in demand for drilling rigs in any given market. Such movements or reactivations or a decrease in drilling activity in any major market could depress day rates and could adversely affect utilization of the Company's rigs.

         In addition, the improvement the offshore contract drilling industry as a whole experienced during 1997 led to increased rig construction and enhancement programs by the Company and its competitors. A significant increase in the supply of new or enhanced rigs may have an adverse effect on the average operating day rates for the Company's rigs, particularly its semi-submersible units, and on the overall utilization level of the Company's fleet. The availability of other suitable rigs and the currently depressed market conditions could cause customers to attempt to renegotiate their long-term contracts with the Company or even attempt to cancel their contracts. In such cases, the Company's results of operations would be adversely affected.

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

CONSTRUCTION AND CONTRACT RISKS

         The Company is currently undertaking significant capital expenditures in connection with constructing the MARINE 700 and upgrading the MARINE 500, and may undertake significant capital projects on other rigs in the future. As in any other large construction project, these projects may be delayed or have cost overruns because of material and skilled labor shortages, engineering problems, damage to current equipment, work stoppages, weather, costs increases and problems in the permitting and approval process. Significant cost overruns or delays would affect the Company's revenue and profitability. The Company is dependent on the shipyards performing the work on both the

MARINE 700 and MARINE 500. See "Contracts" for a description of delay and cost overruns the Company has encountered on the MARINE 700 and MARINE 500 projects.

         MARINE 700 Construction and Contract Risks. The Company is currently constructing the MARINE 700 in order to provide service to Esso under a five-year contract with a base dayrate of $165,410 per day. If the Company fails to perform under this contract, it could be forced to re-negotiate significant terms of the contract such as dayrate and term or be forced to find an alternate customer for the rig. Due to current market conditions, the Company would likely not be able to negotiate as favorable contract terms as those of the existing contract, and/or there may be delays in finding an alternate customer, which would adversely affect future revenues.

         The specific design for the MARINE 700 has not been used before although it is a variation of a design used in a number of currently operating rigs. In addition, the MARINE 700 is the first new-build project for the Pascagoula, Mississippi shipyard building it although the shipyard's parent company has significant experience and has allocated experienced supervisors to the project.

         The MARINE 700 contract requires that the rig meet certain design specifications and construction quality standards. If the unit does not meet these specifications and standards then Esso may terminate the contract. In order to ensure the specifications and standards are met, the shipyard and the Company have quality assurance and quality control programs in place. These programs are reviewed periodically by the shipyard, Esso and the Company to ensure adequate quality standards and compliance. When quality deficiencies are identified, action is taken to rectify the deficiency and procedures are modified to ensure future compliance with the quality standard. Esso, the shipyard and the Company all participate in the quality assurance and control program and openly share information gained through the process. Construction quality standards are further supported by the classing agency's testing of design and construction quality.

         In addition to the design specifications being met, the rig must be delivered by July 15, 1999. If the Company does not deliver the rig by July 15, 1999 or fails to meet the contractual design specifications, then Esso may cancel the contract unless the delay is caused by Esso or its' subcontractors. Due to construction, engineering, weather and other delays, the current scheduled delivery date for the MARINE 700 has been delayed from February 1999 to late in the second quarter of 1999. In an effort to minimize any further delays and to address concerns regarding the project raised by the Company and Esso, the shipyard and the Company substantially increased the personnel working on the project which has significantly increased the project's completion pace. The costs of the increased personnel are included in the Company's current budgets for the project discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources." In addition, the shipyard, working together with the Company and Esso, has enhanced, and attempted to tailor to Esso's preferences, the quality assurance and quality control programs applicable to the project. While there is some probability that the Company will not deliver the rig by late second quarter due to the risks commonly associated with large construction projects. The Company believes that the unit will be delivered late in the second quarter of 1999; however, there is a risk that the Company will not meet the delivery deadline of July 15, 1999 due to the complexity inherent in these type of large construction projects.

         MARINE 500 Contract and Upgrade Risks. In July 1997, the Company entered into a three-year drilling contract for the MARINE 500 with a drilling consortium led by West Australian Petroleum Pty, Ltd. ("WAPET"). The contract requires that the Company, prior to delivery of the rig, upgrade the MARINE 500 to meet certain performance specifications including being capable of working in up to 5,000 feet of water. The contract was originally scheduled to commence during January 1999; however, due to an extension of work under the prior drilling contract, the rig was delayed in arriving at the shipyard for upgrade work thus the Company does not expect the MARINE 500 to be available to WAPET until the second quarter of 1999. Delivery delays, or any material failure to meet design specifications pursuant to the WAPET contract, could jeopardize the WAPET contract.

EMPLOYEES

         As of March 10, 1999, the Company had approximately 895 employees. The number of employees varies throughout the year depending on the level of drilling activity. The Company considers relations with its employees to be good. None of the Company's employees is presently represented by labor unions.

         Crew quality is an important factor considered by the customer in selecting a rig. Accordingly, the Company seeks experienced personnel when selecting crews from among the available applicants and the Company maintains a safety and personnel training program.


ITEM 2. PROPERTIES

DRILLING RIG FLEET

         Jack-up Rigs. The Company owns 15 jack-up rigs. Jack-up rigs are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. An offshore jack-up rig consists of a hull, which supports the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a lower hull or mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas.

         Nine of the Company's rigs are mat supported rigs and six are of independent leg design. Five of the mat supported rigs and one of the independent leg rigs are of slot type design, which are configured for the drilling operations to take place through a slot in the hull. The Company's other four mat supported rigs and three of the independent leg rigs have a cantilever feature which allows the extension of the drilling equipment over a customer's platform to perform development drilling or workover operations. The Company's jack-up rigs are capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 200 to 300 feet.

         There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. Independent leg jack-up rigs typically have greater water depth capability and are advantageous in offshore areas where uneven bottom conditions or obstructions, such as pipelines, exist. Mat supported rigs are advantageous in offshore areas with soft bottom conditions. A slot design is appropriate for drilling exploratory wells in the absence of any existing permanent structure, such as a production platform, although some slot design rigs are capable of drilling over production platforms. A cantilevered jack-up can extend its drill floor and derrick over an existing, fixed structure, thereby permitting the rig to drill or work over a well located on such a structure. Jack-up rigs with the cantilever feature historically have achieved higher utilization and dayrates.

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

         Currently the Company has two jack-up rigs located in international markets. The Company has three additional rigs located in the U.S. Gulf of Mexico which are suitable for operations in selected international waters and its other rigs could, with certain modifications, work in other international markets. The Company's jack-ups, except for the MARINE 306, are not suitable for those areas that require hostile environment capabilities, such as the North Sea, or in deep waters in excess of 200 to 300 feet.

         Semi-submersible Rigs. The Company owns two semi-submersibles, the MARINE 700 and the MARINE 500, and has a long-term charter on one additional semi-submersible, the MARINE 510. The MARINE 700 is presently under construction and the MARINE 500 is presently being upgraded. Semi-submersibles operate in various market areas around the world usually in water depths where jack-up rigs are incapable of working. Semi-submersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is from about 55 to 90 feet below the water line and the upper deck protrudes well above the surface. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position due in part to its wave transparency characteristics at the water line. Semi-submersible rigs normally require water depth of at least 200 feet in order to conduct operations. Typically semi-submersible rigs are more expensive to construct and operate than jack-up rigs.

         The following table describes the Company's drilling rigs as of March 10, 1999:


                                                                YEAR
                                                               BUILT/    RATED WATER  RATED DRILLING
     NAME OF RIG          MAKE/DESIGN          TYPE           UPGRADED      DEPTH         DEPTH            LOCATION
     -----------          -----------          ----           --------      -----         -----            --------
Independent Leg Jack-up Rigs:

MARINE 300 T(a)(b)(c)  F&G*/L780 MOD II     Cantilever           1981       250'        30,000'     U.S. Gulf of Mexico
MARINE 301 T           F&G*/L780 MOD II     Cantilever           1981       300'        25,000'     U.S. Gulf of Mexico
MARINE 303 T(c)        F&G*/L780 MOD II     Cantilever           1982       300'        30,000'     U.S. Gulf of Mexico
MARINE 304 T(c)        MLT**/84S            Slot               1976/1993    300'        30,000'     U.S. Gulf of Mexico
MARINE 305 T(c)        Levingston III-S     Cantilever         1975/1997    300'        30,000'     Southeast Asia
MARINE 306             Gusto Engineering    Accommodation      1975/1997    205'          N/A       North Sea
                                            Unit

Mat Supported Jack-up Rigs:

MARINE 3               Bethlehem/262        Slot                 1974       262'        25,000'     U.S. Gulf of Mexico
MARINE 4               Bethlehem/250        Slot                 1975       250'        25,000'     U.S. Gulf of Mexico
MARINE 15 T            Baker Marine/250     Slot              1981/1996     250'        25,000'     U.S. Gulf of Mexico
MARINE 16 T            Bethlehem/250        Slot              1981/1995     250'        20,000'     U.S. Gulf of Mexico
MARINE 17              Bethlehem/200        Cantilever           1981       200'        20,000'     U.S. Gulf of Mexico
MARINE 18              Bethlehem/250        Cantilever           1982       250'        20,000'     U.S. Gulf of Mexico
MARINE 200 T           Bethlehem/200        Cantilever           1981       200'        20,000'     U.S. Gulf of Mexico
MARINE 201 T(c)        Bethlehem/200        Cantilever        1981/1995     200'        20,000'     Middle East
MARINE 225             Bethlehem/225        Slot              1969/1993     225'        20,000'     U.S. Gulf of Mexico



Semi-Submersible Rigs:

MARINE 500 T(c)(d)     Offshore Co.         Semi-Submersible   1975/1999    5000'       30,000'     Southeast Asia
MARINE 700(c)(e)       Bingo 8000           Semi-Submersible     1999       5000'       30,000'     U.S. Gulf of Mexico
MARINE 510(c)(f)       6 Col Dual Pontoon   Semi-Submersible   1984/1996    600'        20,000'     Southeast Asia


---------------------

(a)  Can be modified to provide for 300-foot water depth capability.

(b)  Designed to operate in environmentally sensitive areas such as Mobile Bay.

(c)  Configured for international operations.

(d) Currently undergoing significant upgrades expected to be completed in the second quarter of 1999, which will increase its rated water depth from 600 feet to 5,000 feet.

(e) Currently under construction and is expected to be complete late in the second quarter of 1999.

(f) Operated under a five-year charter agreement that expires in April 2003. See "Business - Contracts -- MARINE 510 Charter."

T    Equipped with top drive drilling system.

*    Friede & Goldman.

**   Marathon LeTourneau.

         In addition to the drilling rigs described above, in August 1998 the Company entered into an agreement with the owner of the NANHAI VI, a 1500-foot water depth semi-submersible, to market that rig on an exclusive basis. See "Business - Contracts -- Marketing Agreement for NANHAI VI."

                    [PICTURE OF INDEPENDENT LEG JACK-UP RIG]



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



                     [PICTURE OF MAT SUPPORTED JACK-UP RIG]



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



                       [PICTURE OF SEMI-SUBMERSIBLE RIG]



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

FACILITIES

         The Company's principal executive offices are located in Sugar Land, Texas, a suburb of Houston, and consists of approximately 19,000 square feet of leased space. The Company also leases a warehouse, storage and repair facility, including approximately 31 acres of land and 60,000 square feet of buildings, in Rosharon, Texas (near Houston). In connection with the Company's foreign operations the Company leases offices, warehouse space and/or employee living quarters in Australia, Indonesia and Singapore.


ITEM 3. LEGAL PROCEEDINGS

LITIGATION

         Jagson International Limited ("Jagson"), an Indian entity, has brought suit against Marine Drilling Companies, Inc. and Marine 300 Series, Inc. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that the Company breached the agreement by failing to charter the rigs resulting in damages in excess of $14,500,000. In August 1995, Jagson filed a suit against the Company in New Delhi, India that was subsequently withdrawn and filed a second suit in New Delhi against the Company in October 1995 that was dismissed by the court. In May 1996, Jagson filed a third suit against the Company in Bombay, India for the same claim and attempted to attach the MARINE 201, located in India at the time, to the claim. In March 1998, the court dismissed the motion for attachment. Although the third suit is still on file with the court, the MARINE 201 is no longer in India and there have been no further proceedings in the lawsuit. The Company disputes the existence of the agreement and intends to vigorously defend the suit. The Company does not believe this dispute will have a material adverse effect on its results of operations or financial condition.

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

                                                      PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock") trades on the New York Stock Exchange ("NYSE") under the symbol "MRL." Until August 14, 1998, the Common Stock was traded on the NASDAQ National Market System. The following table sets forth the range of high and low sale prices per share of the Common Stock as reported by the NYSE and the NASDAQ National Market System for the periods indicated.


        1999                                                            HIGH              LOW
                                                                     -----------     -----------
        First Quarter (through March 10, 1999)...................... $   9 9/16      $  5 15/16

        1998

        First Quarter .............................................. $  24 1/8      $  13 1/8
        Second Quarter..............................................    26 11/16       14 3/4
        Third Quarter...............................................    16 5/16         8
        Fourth Quarter..............................................    12 3/4          7

        1997

        First Quarter............................................... $  24          $  12 7/8
        Second Quarter..............................................    21 1/4         13 3/4
        Third Quarter...............................................    31 13/16       19 3/4
        Fourth Quarter..............................................    36 1/16        17

        1996

        First Quarter............................................... $   8 3/4      $   4 7/8
        Second Quarter..............................................    10 11/16        7 7/8
        Third Quarter...............................................    10 7/8          8 3/8
        Fourth Quarter..............................................    20 3/4          9 1/8



         The last sale price of the common stock as reported by the NYSE on March 8, 1999 was 8 9/16 per share and there were approximately 701 holders of record.

         The Company has not paid cash dividends on its common stock in the past and does not intend to pay dividends on the common stock in the foreseeable future. The Company's credit facility limits the ability of the Company to pay dividends. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data as of and for the five year period ended December 31, 1998 are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

                                                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    1998          1997          1996          1995          1994
                                                 ---------     ---------     ---------      ---------     ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Drilling revenues                             $ 228,015     $ 190,257     $ 110,329     $  63,067      $  70,597
   Drilling expenses                               102,166        77,847        59,770        55,091         50,575
   Depreciation and amortization                    20,191        16,995        11,576         9,377          7,733
   General and administrative                       12,287         7,807         7,498         5,460          4,376
   Operating income (loss)                          93,371        87,608        31,485        (6,861)         7,913
   Interest income, net                              1,202         1,823           366           639          1,280
   Income (loss) before income taxes                95,541        89,836        32,256        (6,102)         9,123
   Income tax expense (benefit)                     34,720        31,456        11,586        (2,080)         3,193
   Net income (loss)                             $  60,821     $  58,380     $  20,670     $  (4,022)     $   5,930
   Basic average common shares outstanding          52,217        51,572        44,918        43,812         43,819
   Diluted average common shares outstanding        52,726        52,452        45,748        43,812         44,802

EARNINGS PER SHARE DATA:
   Basic                                         $    1.16     $    1.13     $    0.46     $   (0.09)     $    0.14
   Diluted                                       $    1.15     $    1.11     $    0.45     $   (0.09)     $    0.13

BALANCE SHEET DATA:
   Cash and cash equivalents                     $  12,576     $  20,619     $  71,961     $  12,260      $  18,872
   Short-term investments                             --            --           9,990          --           18,137
   Working capital                                   6,699        55,472        96,671        23,316         48,529
   Total assets                                    475,684       334,182       254,947       134,545        143,215
   Long-term debt, non-current                      50,000          --           9,000         9,000         15,000
   Deferred income taxes                            29,128        18,090        13,729         6,144          8,365
   Shareholders' equity                            361,588       295,742       221,733       107,572        112,731

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

         The rates that the industry can charge for drilling services is a function of not only demand for services but the supply of drilling rigs available in the market to provide service. During the early 1980's when oil and gas prices were high and significant demand for drilling services existed, the industry built a significant number of offshore drilling rigs. In the mid-1980's when oil and gas prices declined significantly and the corresponding demand for drilling services declined, the supply of drilling rigs was significantly greater than the industry needed. This resulted in an imbalance of supply and demand causing low utilization with dayrates declining to virtually cash operating costs.

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices have declined significantly since October 1997, and have reached multi-year lows in various markets in recent months. As a result, oil and gas companies have made significant cutbacks in their drilling programs. This has reduced industry-wide rig utilization including the U.S. Gulf of Mexico, where the Company operates most of its rigs, which has not only sharply reduced dayrates, but also shortened the average length of drilling contracts.

         The following table sets forth current rig utilization rates and average utilization rates for 1998, 1997 and 1996, according to Offshore Data
Services:

                                           AS OF
                                       MARCH 9, 1999            1998                 1997                 1996
                                    -------------------- -------------------- -------------------- --------------------
Gulf of Mexico jack-up rigs                 59%                  81%                  90%                  87%

Worldwide jack-up rigs                      67%                  83%                  89%                  86%

Worldwide semi-submersible rigs             63%                  78%                  81%                  79%

         As of March 10, 1999, nine of the Company's 15 jack-up rigs are committed under short-term contracts that will expire in the first or second quarter of 1999, one rig is under contract for one year, and the remaining 5 rigs are idle. All of the currently committed rigs are in the U.S. Gulf of Mexico. The Company currently has no international rigs working. In addition to the recent declines in rig utilization, current dayrates for drilling rigs are substantially less than the dayrates that generally prevailed during most of 1998. These current market conditions will adversely affect the Company's results of operations for at least the near term, substantially reducing its revenues, cash flows and earnings and likely resulting in losses in 1999 until the MARINE 700 and the MARINE 500 begin operations. Oil and gas prices may continue to deteriorate, and the Company cannot predict whether or when they might recover.

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

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                              1998                   1997                    1996
                                                          ------------            -----------           -------------
Jack-ups:
     Operating days                                             4,732                   4,739                   4,532
     Utilization (1)                                               93%                    100%                     99%
     Average revenue per day                              $    40,719             $    36,324           $      24,343
     Revenue                                                  192,667                 172,143                 110,329
     Contract drilling expense(2)                              81,030                  67,607                  59,437
     Depreciation                                              13,923                  11,260                   9,912
     Operating income                                          97,714                  93,276                  40,980
Semi-submersibles: (3)
     Operating days                                               460                     294                       -
     Utilization (1)                                               90%                     93%                      -
     Average revenue per day                              $    76,864             $    61,714           $           -
     Revenue                                                   35,348                  18,114                       -
     Contract drilling expense(2)                              21,136                  10,240                     333
     Depreciation                                               3,272                   3,242                       -
     Operating income                                          10,940                   4,632                    (333)
Total Company:
     Operating days                                             5,192                   5,033                   4,532
     Utilization (1)                                               92%                     99%                     99%
     Average revenue per day                              $    43,917             $    37,805           $      24,343
     Revenue                                                  228,015                 190,257                 110,329
     Contract drilling expense(2)                             102,166                  77,847                  59,770
     Depreciation                                              20,191                  16,995                  11,576
     General and administrative expense                        12,287                   7,807                   7,498
     Operating income                                          93,371                  87,608                  31,485

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had an average of 0.1, 1.1, and 0.9 non-marketed rigs during 1998, 1997 and 1996, respectively.

(2) Excludes depreciation and amortization and general and administrative expenses.

(3)  The Company did not operate any semi-submersibles prior to 1997.

Years Ended December 31, 1998 and 1997

         Revenues. The Company's 1998 drilling revenues increased $37,758,000 or 20%, compared to 1997. The increase in revenues was primarily due to a 16% increase in average daily revenue to $43,917. An increase of 159 operating days in 1998 also contributed to the increased revenues due to placing the MARINE 305 into service in August 1997 and the MARINE 510 in May 1998. Partially offsetting these increases was a 7% decline in rig utilization to 92% in 1998 from 99% in 1997.

         Costs and Expenses. Contract drilling expenses in 1998 increased $24,319,000 or 31% compared to 1997. The increase was primarily a result of increased fleet size in the international market. The MARINE 305 was placed into service in August 1997 and the MARINE 510 in May 1998. International rig operations typically have higher average operating costs than domestic rig operations.

         Depreciation and Amortization. Depreciation and amortization expense for 1998 increased $3,196,000 (19%) from $16,995,000 to $20,191,000 compared to the same period in 1997. The increase in 1998 was due to a full year of depreciation in 1998 associated with 1997 expenditures for the acquisition of the MARINE 500 and upgrade of the MARINE 305.

         General and Administrative. General and administrative expenses increased $4,480,000 or 57% to $12,287,000 in 1998 from $7,807,000 in 1997. The increase was attributed to an increase in professional services and increased personnel costs consistent with the increased level of operations, new deepwater contracts and increased international activity.

         Interest Expense. Interest expense for 1998 was $481,000 compared to $575,000 during 1997. The decrease was primarily the result of the prepayment and termination of the Company's $35 million credit facility in February 1997.

         Interest Income. Interest income decreased $715,000 or 30% from $2,398,000 in 1997 to $1,683,000 in 1998. The decrease was related primarily to decreased cash balances throughout the year as a result of expenditures related to the Company's two major construction and upgrade projects.

         Income Taxes. Income tax expense increased for 1998 as compared to the same period in 1997, primarily due to an increase in the Company's pretax income.


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

         Costs and Expenses. Contract drilling expenses in 1997 increased $18,077,000 or 30% compared to contract drilling expenses in 1996. Of the $18,077,000 increase, $8,170,000 can be attributed to jack-up drilling operations. The addition of the Marine 305 was responsible for $4,052,000 of the increase. Labor costs due to higher salaries and additional personnel along with increased maintenance costs partially offset by decreases in employer's liability claims accounted for the remaining $4,118,000 attributed to jack-up operations. The remaining increase in operating costs of $9,907,000 is due to the operation of the Company's semi-submersible rig the Marine 500 which began operating during the first quarter of 1997.

         Depreciation and Amortization. Depreciation and amortization expense for 1997 increased $5,419,000 (47%) from $11,576,000 to $16,995,000 compared to the same period in 1996. The increase was due to depreciation associated with expenditures for the following items: (i) the acquisition of the MARINE 500,
(ii) acquisition of the MARINE 305,

(iii) upgrades to the MARINE 15 and the MARINE 300; and (iv) acquisitions of drill string and other drilling equipment.

         General and Administrative. General and administrative expenses in 1997 increased $309,000 or 4% from $7,498,000 in 1996 to $7,807,000. The increase was attributed to an increase in professional services and other administrative expenses.

         Interest Expense. Interest expense in 1997 was $575,000. The Company had interest expense of $895,000 during 1996. The decrease was primarily the result of the prepayment and termination of the Company's $35 million credit facility in February 1997.

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

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At December 31, 1998, the Company had working capital of $6,699,000 as compared to working capital of $55,472,000 at December 31, 1997. Net cash provided by operating activities for the year ended December 31, 1998 increased by $60,523,000 to $133,108,000 compared to $72,585,000 for the same period in the prior year. The increase is primarily attributable to the increased dayrates and rig operating activity coupled with the timing of cash receipts and payments. Cash used in investing activities increased $76,575,000 in 1998 to $191,892,000 from $115,317,000 in 1997 due to $190,896,000 of capital expenditures, which were primarily related to the construction of the MARINE 700 and the MARINE 500 upgrade. Net cash provided by financing activities during 1998 was $50,741,000 consisting primarily of $50,000,000 in proceeds from long-term debt borrowings.

         In March 1997, the Company entered into a credit agreement ("Credit Facility") with certain banks providing financing up to $100 million to be used for rig acquisitions and upgrades. This agreement included a revolving credit facility available through December 31, 1999 at which point, it converted into a four-year term loan. The Credit Facility called for interest and facility fees to be paid quarterly during the terms of both facilities. The term loan facility provided for equal quarterly principal payments beginning March 31, 2000. Interest accrues at a rate of (i) LIBOR plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The borrowings were secured by all of the Company's rig fleet, except for the MARINE 700, as well as certain other assets. In connection with the consummation of the Credit Facility, the Company repaid and terminated its former $35 million credit facility with a U.S. financial institution.

         On August 12, 1998, the Company entered into an agreement (the "Amended Credit Facility") with a consortium of domestic and international banks, which amends the Credit Facility to a five-year revolver maturing August 2003, eliminates the term loan conversion feature and increases the credit line to $200 million. The Amended Credit Facility is now secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries are required to satisfy customary lending conditions and comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) LIBOR plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. The Company drew down $50 million on the facility during the fourth quarter of 1998.

         If currently depressed market conditions continue, the Company expects that it will incur losses and substantially reduced EBITDA in 1999 until the MARINE 700 and the MARINE 500 begin operations. In addition, the Company has been substantially increasing its indebtedness under the Amended Credit Facility to fund construction costs on the MARINE 700 and the MARINE 500(approximately $80 million was outstanding on March 10, 1999). As a result, unless there is a significant near-term improvement in market conditions, the Company, later in 1999, will likely be unable to satisfy the ratio of indebtedness to EBITDA financial covenant in the Amended Credit Facility. This covenant requires the ratio of indebtedness to EBITDA for the twelve-month period ending on any given date, to be greater than 3.0 to 1.0. Under the Amended Credit Facility, the Company's failure to satisfy this covenant would give the banks the right to accelerate any outstanding amounts. The Company anticipates that the banks will, if needed, grant the Company a limited waiver from this covenant in part due to the Company's expectation of satisfying this covenant after the MARINE 700 and MARINE 500 are generating revenues under their existing contracts for several months. There cannot be any assurance, however, that the Company will be able to obtain any necessary bank waivers, or that any such breach of this financial covenant will not have a material adverse effect on the Company's liquidity.

         During 1997, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under longer term contracts. In July 1997, the Company entered into a contract for the MARINE 500 that expires on December 31, 2001 and is expected to produce total revenues of approximately $154 million beginning May 1999, upon completion of a $120 million upgrade to enable the rig to operate in water depths up to 5,000 feet. In December 1997, the Company entered into a nine-month contract for the MARINE 510 that commenced mid-May 1998 and was expected to generate revenues of $23 million. The MARINE 510 is being chartered from Shanghai Bureau of Marine Geological Survey for a period of five years. Charter fees are payable only when the rig is under contract. The contract included an early termination clause, which allowed the customer to terminate the contract in mid-November 1998 for a fee of approximately $1 million. The early termination caused the Company to realize only approximately $15 million in revenues from the contract.

         In January 1998, the Company obtained a three-year contract with an option to extend to a five-year term for the MARINE 700. In June 1998 the customer exercised the option and extended the contract to five years. The contract is expected to generate aggregate dayrate revenues of approximately $298 million over its five-year term, which is scheduled to begin late in the second quarter of 1999 upon completion of the construction of MARINE 700 (see "Construction of MARINE 700" discussion below). The contract also allows the customer to terminate the contract if the rig is not available by July 15, 1999, unless such delay is caused by the customer or any of its subcontractors.

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

         The Company originally estimated that the OFE would cost approximately $99 million including capitalized interest and other project management costs resulting in a total estimated cost to complete the drilling rig of $186 million. Construction of the rig has progressed since the signing of the shipyard contract and through December 31, 1998, the Company has paid HAM approximately $60 million in progress payments and paid approximately $70 million for OFE and other related construction costs.

         The shipyard contract initially contemplated a delivery date of February 17, 1999. However, due to engineering, construction, weather and other delays, the expected completion date for the MARINE 700 is now late second quarter 1999. Additionally, the anticipated construction and outfitting cost has increased to approximately $215 million. Included in the $29 million increase over the original cost estimate are the cost of change orders initiated by Esso, the Company's customer. Current estimates for the cost of these change orders is approximately $5.7 million, which the Company will recover through an increase in the dayrate during the term of the five-year drilling contract of approximately $4,600 per day. See "Business -- Construction and Contract Risks" for discussion of risks associated with the MARINE 700 contracts.

         MARINE 500 Upgrade. In December 1997, the Company signed a contract with Jurong to upgrade the MARINE 500 to fourth-generation capabilities for approximately $38 million. Change orders have now increased the shipyard costs to approximately $48 million. In addition to this $48 million, the Company currently estimates that the OFE will cost approximately $72 million, including capitalized interest and project management costs, resulting in a total estimated cost to complete the drilling rig of $120 million. Through December 31, 1998, the Company has paid Jurong approximately $8 million in progress payments and paid approximately $49 million for OFE and other related construction costs. The contract anticipated that the rig would arrive in the Singapore shipyard on July 15, 1998 and be completed by December 31, 1998. Since the MARINE 500 did not arrive in the shipyard until October 13, 1998 due to an extension of work under its previous drilling contract, the Company now expects to complete construction of the

MARINE 500 during the second quarter of 1999. See "Business Construction and Contract Risks" for discussion of risks associated with the MARINE 500 contracts.

         Capital Resources. During the year ended December 31, 1998 the Company expended $190.9 million in capital expenditures consisting primarily of disbursements for (i) the completion of the MARINE 700, (ii) the upgrade of the MARINE 500, (iii) acquisition of the MARINE 306 and (iv) the purchase of drill pipe and other rig machinery.

         In December 1998, the Company acquired the MARINE 306 (formerly the "Maersk Explorer"), a jack-up rig currently configured as an accommodation unit for approximately $23 million. Currently, the rig is idle and is located in Rotterdam. The Company anticipates marketing the rig as an accommodation unit. If market conditions warrant, the rig can be upgraded to competitive drilling status for approximately $50 million. An upgrade could be completed in approximately nine months. If upgraded, the rig will be outfitted with the drilling equipment removed from the MARINE 500 during its upgrade and will be capable of operating in the North Sea.

         The Company expects to spend approximately $160 million in 1999 for capital expenditures, consisting primarily of expenditures to upgrade and complete the MARINE 500 and MARINE 700.

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

YEAR 2000 ISSUE

         Currently, the Company utilizes third party software in all of its computer applications. The Company's information systems personnel are currently working with the third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by its computers and other systems. Based upon a continual evaluation and working with software vendors, the Company has determined that upgrading its existing accounting software to a current version will enable the computer systems to function properly with respect to dates in the year 2000 and thereafter, with minimal cost to the Company. This upgrade is expected to be completed by mid-1999. The Company is still evaluating the effect of the Year 2000 on other computer systems and non-information technology systems, including telephone systems, office and rig-based electronic equipment and devices with embedded microprocessors. Additionally, the Company is currently contacting all key vendors and suppliers to ensure that they have a Year 2000 compliance plan in an effort to minimize the Company's exposure to their potential Year 2000 problems. The Company anticipates completion of its evaluation of non-information technology equipment, key vendors and suppliers and any remedial action and/or a contingency plan, if necessary, by mid-1999. With modifications to existing software and conversions to new software, the Year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. However, if such modifications or conversions are not made or are not completed on time or if the Company's Year 2000 issues are more complicated or costly than the Company currently estimates, the Year 2000 issue could have a material adverse impact on the Company. The Company believes that it will be able to implement successfully the changes necessary to address the Year 2000 issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting for and disclosure of derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material effect on its reported results.

FORWARD-LOOKING STATEMENTS

         This Form 10-K, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico or for slot jack-up rigs; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the risks of delay and cost overruns attendant to large construction projects such as the upgrade and refurbishment of certain of the Company's rigs, including shortages of material or skilled labor, engineering problems, latent defects or damage to current equipment, work stoppages, weather interference and inability to obtain requisite permits or approvals; (ix) the return of market and other conditions similar to those in which the Company incurred net losses before extraordinary items for each of the years ended December 31, 1991, 1992 and 1995; (x) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xi) the renegotiation or cancellation of the long-term contracts for the MARINE 700 or the MARINE 500, whether as a result of the Company's failure to deliver the rig on time and in accordance with contract specifications or because of some other reason; (xii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location;
(xiv) adverse uninsured litigation results; and (xv) adverse tax consequences with respect to operations. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Amended Credit Facility. Interest on borrowings under the Amended Credit Facility is at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months, with longer periods requiring bank approval. At December 31, 1998, the Company had $50 million outstanding under its Amended Credit Facility. Based upon this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $500,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

         Foreign Currency Exchange Rate Risk. The Company conducts business in several foreign countries. Predominately all of its foreign operations are denominated in U.S. dollars. The Company structures its drilling contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. Other than some limited trade payables the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


         We have audited the consolidated balance sheets of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                           KPMG LLP


Houston, Texas
January 26, 1999

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          1998          1997
                                                                       ---------      ---------
                                       ASSETS
Current Assets:
     Cash and cash equivalents                                         $  12,576      $  20,619
     Accounts receivable - trade and other, net                           23,176         46,680
     Prepaid expenses and other                                            3,290          4,592
     Inventory                                                               579            456
                                                                       ---------      ---------
         Total current assets                                             39,621         72,347
Property and Equipment                                                   500,510        310,122
     Less accumulated depreciation                                        68,881         49,635
                                                                       ---------      ---------
         Property and equipment, net                                     431,629        260,487
Other                                                                      4,434          1,348
                                                                       ---------      ---------
                                                                       $ 475,684      $ 334,182
                                                                       =========      =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $   8,927      $   6,367
     Accrued expenses                                                     20,667          7,824
     Current tax liability                                                 2,558          2,113
     Employer's liability claims, current                                    770            571
                                                                       ---------      ---------
         Total current liabilities                                        32,922         16,875
Long-term debt                                                            50,000           --
Employer's liability claims, non-current and other                         2,046          1,776
Deferred income taxes                                                     29,128         18,090
Minority interest in subsidiary                                             --            1,699
Shareholders' Equity:
     Common stock, par value $.01.  Authorized 200,000,000 shares;
     Issued and outstanding 52,365,537 and 51,890,444 shares as of
     December 31, 1998 and December 31, 1997, respectively                   524            519
     Common stock restricted                                              (1,596)        (1,249)
     Additional paid-in capital                                          206,603        201,236
     Retained earnings from January 1, 1993                              156,057         95,236
                                                                       ---------      ---------
         Total shareholders' equity                                      361,588        295,742
                                                                       ---------      ---------
Commitments and contingencies                                               --             --
                                                                       ---------      ---------
                                                                       $ 475,684      $ 334,182
                                                                       =========      =========

                 See notes to consolidated financial statements

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                          1998           1997           1996
                                       ---------      ----------     ---------

Revenues                               $ 228,015      $ 190,257      $ 110,329

Costs and Expenses:
     Contract drilling                   102,166         77,847         59,770
     Depreciation and amortization        20,191         16,995         11,576
     General and administrative           12,287          7,807          7,498
                                       ---------      ---------      ---------
                                         134,644        102,649         78,844
                                       ---------      ---------      ---------
       Operating income                   93,371         87,608         31,485
                                       ---------      ---------      ---------

Other Income (Expense):
     Interest expense                       (481)          (575)          (895)
     Interest income                       1,683          2,398          1,261
     Other income                            968            405            405
                                       ---------      ---------      ---------
                                           2,170          2,228            771
                                       ---------      ---------      ---------

Income before income taxes                95,541         89,836         32,256

Income tax expense                        34,720         31,456         11,586
                                       ---------      ---------      ---------

Net income                             $  60,821      $  58,380      $  20,670
                                       =========      =========      =========

Earnings per share:
     Basic                             $    1.16      $    1.13      $    0.46
     Diluted                           $    1.15      $    1.11      $    0.45

Average common shares:
     Basic                                52,217         51,572         44,918
     Diluted                              52,726         52,452         45,748


                 See notes to consolidated financial statements

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             COMMON STOCK
                                            -----------------------------------------------
                                                    ISSUED                IN TREASURY        ADDITIONAL
                                            -----------------------------------------------    PAID-IN      RESTRICTED    RETAINED
                                              SHARES       AMOUNT      SHARES     AMOUNT       CAPITAL        STOCK       EARNINGS
                                            ----------   ---------   ---------- -----------   ----------   -----------   ----------
Balances at December 31, 1995               44,169,643    $  442     534,210    $   (2,016)   $   92,720   $     (505)   $   16,931
   Net Income                                        -         -           -             -             -            -        20,670
   Issuance of stock for stock offering      5,584,700        56           -             -        79,109            -             -
   Issuance of stock for MARINE 305            882,352         9           -             -         7,491            -             -
   Issuance of restricted common stock          80,833         1           -             -           560         (561)            -
   Accrual of compensation expense                   -         -           -             -             -          438             -
   Common stock options exercised              477,650         4    (484,120)        1,824           907            -          (745)
   Issuance of common stock for 401(k)          62,891         1     (50,090)          192           789            -             -
   Pre-quasi-reorganization net operating
     loss carryforwards                              -         -           -             -           834            -             -
   Tax benefits related to common stock
     issued pursuant to long term
     incentive plan                                  -         -           -             -         2,528            -             -
   Issuance of stock for Non-Employee
     Directors' Plan                             4,450         -           -             -            54            -             -
                                           -----------    ------    --------    ----------    ----------   ----------    ----------
Balances at December 31, 1996               51,262,519       513           -             -       184,992         (628)       36,856
   Net income                                        -         -           -             -             -            -        58,380
   Issuance of restricted common stock          76,500         -           -             -         1,323       (1,323)            -
   Accrual of compensation expense                   -         -           -             -             -          590             -
   Forfeitures of restricted common stock      (12,000)        -           -             -          (112)         112             -
   Common stock options exercised              494,333         5           -             -         1,370            -             -
   Issuance of common stock for 401(k)          66,277         1           -             -         1,285            -             -
   Pre-quasi-reorganization net operating
     loss carryforwards                              -         -           -             -         8,310            -             -
   Tax benefits related to common stock
     issued pursuant to long term
     incentive plan                                  -         -           -             -         3,993            -             -
   Issuance of stock for Non-Employee
     Directors' Plan                             2,815         -           -             -            60            -             -
   Other                                             -         -           -             -            15            -             -
                                           -----------    ------    --------    ----------    ----------   ----------    ----------
Balances at December 31, 1997               51,890,444       519           -             -       201,236       (1,249)       95,236
   Net income                                        -         -           -             -             -            -        60,821
   Issuance of restricted common stock          76,900         1           -             -         1,176       (1,177)            -
   Accrual of compensation expense                   -         -           -             -             -          659             -
   Forfeitures of restricted common stock      (10,000)        -           -             -          (171)         171             -
   Common stock options exercised              272,675         3           -             -           748            -             -
   Issuance of common stock for 401(k)         130,890         1           -             -         1,670            -             -
   Tax benefits related to common stock
     issued pursuant to long term
     incentive plan                                  -         -           -             -         1,892            -             -
   Issuance of stock for Non-Employee
     Directors' Plan                             4,628         -           -             -            62            -             -
  Other                                              -         -           -             -           (10)           -             -
                                           -----------    ------    --------    ----------    ----------   ----------    ----------
Balances at December 31, 1998               52,365,537    $  524           -    $        -    $  206,603   $   (1,596)   $  156,057
                                           ===========    ======    ========    ==========    ==========   ==========    ==========

                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                         1998          1997           1996
                                                                      ----------     ---------      ---------
Cash Flows From Operating Activities:

  Net income                                                          $  60,821      $  58,380      $  20,670

  Adjustments to reconcile net income to net cash provided
   By operating activities:
     Deferred income taxes                                               11,038          4,361          7,585
     Pre-quasi-reorganization net operating loss
       carryforwards                                                       --            8,310            834
     Tax benefits related to common stock issued pursuant to
       long-term incentive plan                                           1,892          3,993          2,528
     Depreciation and amortization                                       20,191         16,995         11,576
     Gain on disposition of equipment                                      (884)          (156)          (410)
     Accrual of compensation expense, net                                   659            590            438
     Issuance of common stock to the employee
       retirement plan and the Non-Employee Directors' Plan               1,733          1,345          1,036
     (Increase) decrease in receivables                                  23,504        (25,286)        (3,300)
     (Increase) decrease in prepaid expenses, other and inventory         1,179         (2,690)           294
     Increase (decrease) in payables, accrued
       expenses and employer's liability claims                          16,317          8,384         (1,344)
     Other                                                               (3,342)        (1,641)          (627)
                                                                      ---------      ---------      ---------

         Net cash provided by operating activities                      133,108         72,585         39,280
                                                                      ---------      ---------      ---------

Cash Flows From Investing Activities:
  Purchase of short-term investments                                       --          (19,514)        (9,729)
  Maturity of short-term investments                                       --           29,967           --
  Purchase of equipment                                                (190,896)       (73,490)       (51,654)
  Acquisition of company, net of cash acquired                           (2,519)       (52,531)          --
  Proceeds from disposition of equipment                                  1,523            251            649
                                                                      ---------      ---------      ---------

         Net cash used in investing activities                         (191,892)      (115,317)       (60,734)
                                                                      ---------      ---------      ---------

Cash Flows From Financing Activities:
  Proceeds from long-term debt                                           50,000           --           21,500
  Proceeds from sale of common stock                                       --             --           79,582
  Proceeds from exercise of stock options                                   751          1,375          1,990
  Issuance cost of sale of common stock                                     (10)            15           (417)
  Payments of debt                                                         --          (10,000)       (21,500)
                                                                      ---------      ---------      ---------

         Net cash provided by (used in) financing activities             50,741         (8,610)        81,155
                                                                      ---------      ---------      ---------

         Net increase (decrease) in cash and cash equivalents            (8,043)       (51,342)        59,701

Cash and cash equivalents at beginning of period                         20,619         71,961         12,260
                                                                      ---------      ---------      ---------

Cash and cash equivalents at end of period                            $  12,576      $  20,619      $  71,961
                                                                      =========      =========      =========

                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         1998          1997         1996
                                                                      ----------    ---------     ---------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                       $    553      $    620      $    956
       Income taxes                                                     21,345        11,835           640

    Noncash investing and financing activities:
       Issuance of 882,352 shares for MARINE 305 rig acquisition      $   --        $   --        $  7,500
       Issuance of 76,900, 76,500 and 80,833 shares in 1998, 1997
           and 1996 respectively, of restricted common stock             1,177         1,323           561
       Forfeitures of 10,000 and 12,000 shares in 1998 and
           1997 respectively, of restricted common stock                  (171)         (112)         --

    Business acquisition, net of cash acquired:
       Working capital, other than cash                               $   --        $    766      $   --
       Plant and equipment                                                --         (54,186)         --
       Purchase price in excess of the net assets acquired                --            (828)         --
       Minority interest                                                (2,519)        1,717          --
                                                                      --------      --------      --------

           Net cash used for acquisition                              $ (2,519)     $(52,531)     $   --
                                                                      ========      ========      ========



                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

         Organization and Business -- The consolidated financial statements include the accounts of Marine Drilling Companies, Inc. ("Parent") and its subsidiaries, Marine Drilling Management Company ("MDMC"), Marine 300 Series, Inc. ("M300SI"), Marine Drilling International, Inc. ("MDII") and Marine Drilling Companies (Norway) ASA ("MDCN ASA"). Unless the context otherwise requires, the term "Company" refers to Marine Drilling Companies, Inc. and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

         The Company is engaged in business of drilling offshore oil and gas wells in domestic and international locations. International operations have been conducted in India and Southeast Asia.

         Inventory -- Inventory is carried at the lower of cost or market and consists of operating supplies primarily for the Company's international operations.

         Property and Equipment --Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures. Depreciation is provided on the straight-line method over the estimated remaining useful lives of the assets as shown below:

                                                                          Years
                                                                     -----------------

         Jack-up rigs (new).........................................     20 to 25
         Jack-up rigs (used/refurbished)............................      5 to 15
         Semi-submersible rigs (new)................................        25
         Semi-submersible rigs (used)...............................     10 to 15
         Drill string...............................................        4
         Other equipment............................................      3 to 12

         Major renewals and improvements are capitalized and depreciated over the respective asset's useful life. Expenditures for normal maintenance and repairs are charged to expense as incurred. Maintenance and repairs amounted to $12,345,000, $12,066,000 and $8,905,000 in 1998, 1997 and 1996, respectively.
When property or equipment is retired, the related assets and accumulated depreciation are removed from the accounts and a gain or loss is reflected in other income (expense). The Company continues to depreciate idle drilling equipment using the same rates as while operating. The Company capitalizes interest expense related to certain capital expenditure projects. Capitalized interest was approximately $193,000, $49,000 and $61,000 for 1998, 1997, and 1996, respectively.

         The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or certain changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         Employer's Liability Claims -- Employer's liability claims, principally arising from actual or alleged personal injuries, are estimates of the Company's liabilities for such occurrences. These claims are classified as current or long-term based upon the periods in which such claims are expected to be funded.

         Deferred Financing Costs -- Deferred financing costs are amortized over the life of the related debt. Deferred financing costs, net of accumulated amortization were $1,472,000, $783,000 and $231,000 at December 31, 1998, 1997
and 1996, respectively.

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

         Revenue Recognition -- Drilling revenues are recorded pursuant to day rate contracts, under which the Company received a fixed amount per day for providing drilling services with its rigs. Revenues are recognized as earned. In connection with drilling contracts, the Company may receive lump sum fees for mobilization of equipment and personnel or for capital improvements to rigs. Significant mobilization and reimbursements are deferred and amortized over the term of the drilling contract. There were no unamortized mobilization and reimbursements as of December 31, 1998. As of December 31, 1997 there was $2,433,000 of unamortized mobilization and reimbursement fees related to the Marine 305 contract.

         Rig Mobilization Costs -- When significant costs are incurred in connection with mobilizing a drilling rig for a new contract, the Company defers and amortizes such costs over the term of the applicable drilling contract. There were no unamortized mobilization costs as of December 31, 1998 and $2,487,000 unamortized mobilization costs at December 31, 1997. Mobilization costs incurred in connection with rig purchases are capitalized as part of the purchase price and are depreciated over the life of the rig.

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

         Cash and Cash Equivalents -- The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1998, none of the Company's cash on hand was restricted. At December 31, 1997, $5,000,000 of the Company's cash on hand was restricted as a result of cash collateral requirements related to a credit facility used for issuing letters of credit to support the Company's international activities. As of December 31, 1998 and 1997, letters of credit totaling $908,000 and $2,500,000, respectively, were outstanding.

         Treasury Stock -- Treasury stock is acquired under the cost method and valued upon reissuance using the first-in, first-out method. During 1995, the Company purchased 735,633 shares of common stock at an aggregate cost of $2,659,000. In addition, during 1995, the Company reissued 201,423 shares at an aggregate cost of $643,000 for the employee and non-employee benefit plans. No shares were repurchased during 1996, however, 534,210 shares were reissued at an aggregate cost of $2,016,000 for the employee and non-employee benefit plans. At December 31, 1998, the Company had remaining authorization under the stock purchase program to acquire up to 4,000,000 shares.

         Capital Structure -- The Company has one class of common stock, par value $0.01. The stock is traded on the NYSE Stock Market under the symbol MRL. There are 200,000,000 authorized shares of which 52,365,537 were issued and outstanding as of December 31, 1998. Each share of common stock is allowed one voting right.

         Earnings Per Share -- Effective December 1997 the Company was required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc). Common stock equivalents with a weighted average of 509,000, 880,000 and 830,000 are reflected in the calculation of diluted earnings per share for the years ended December 31, 1998, 1997 and 1996, respectively. There were 849,000 and 250,000 stock options outstanding for the years ended December 31, 1998 and 1996, respectively, which were not included in the computation of diluted

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

earnings per share because the exercise price of these options was greater than the average market price of the common shares. For the year ended December 31, 1997, there were no stock options outstanding that were not included in the computation of diluted earnings per share. No adjustment to net income was made in calculating diluted earnings per share for the years ended December 31, 1998, 1997 and 1996.

         Reclassification of Accounts -- Certain reclassifications have been made to conform to current year presentation with no effect on net income.

         Concentrations of Credit Risk -- The market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of independent and major oil and gas companies. The Company performs ongoing credit evaluations of its customers and obtains collateral security as deemed prudent. The Company has established an adequate allowance for bad debts, and such losses have historically been within management's expectations (see Note 11). At December 31, 1998, 1997 and 1996, the Company had cash deposits in one bank. In addition, the Company had mutual funds and commercial paper with a variety of companies and financial institutions with strong credit ratings, and such securities are held until maturity. The Company believes that credit and market risk in such instruments is minimal.

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

(2)      ACCOUNTS RECEIVABLE - TRADE AND OTHER, NET

         Accounts receivables are summarized as follows (in thousands):

                                                                                                 DECEMBER 31,
                                                                                         ------------------------------
                                                                                             1998             1997
                                                                                         -------------    -------------
         Trade receivables.........................................................       $    22,714      $    38,613
         Marine 15 fire insurance claim............................................                 -            7,175
         Other receivables.........................................................               462              892
                                                                                          -----------      -----------

                                                                                          $    23,176      $    46,680
                                                                                          ===========      ===========

(3)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures, and are summarized as follows (in thousands):

                                                                                                 DECEMBER 31,
                                                                                         ------------------------------
                                                                                             1998             1997
                                                                                         -------------    -------------
         Drilling rigs.............................................................      $    292,003     $    209,483
         Drill string..............................................................             8,622            6,517
         Other equipment...........................................................             6,611            5,377
         Construction in progress..................................................           193,274           88,745
                                                                                         ------------     ------------

                                                                                         $    500,510     $    310,122
                                                                                         ============     ============

         Depreciation expense was $19,984,000, $16,631,000, and $11,530,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(4)      ACCRUED EXPENSES
         Accrued expenses are summarized as follows (in thousands):

                                                                                                 DECEMBER 31,
                                                                                         -----------------------------
                                                                                             1998             1997
                                                                                         -------------    ------------
         Construction in progress..................................................      $     11,320     $         43
         Accrued payroll and related taxes.........................................             3,491            2,439
         Accrued health benefit plan claims........................................               740              530
         Foreign tax liability.....................................................             1,963              845
         Other accrued expenses....................................................             3,153            3,967
                                                                                         ------------     ------------

                                                                                         $     20,667     $      7,824
                                                                                         ============     ============

(5)      LONG-TERM DEBT

         In March 1997, the Company entered into a credit agreement ("Credit Facility") with certain banks providing financing up to $100 million to be used for rig acquisitions and upgrades. This agreement included a revolving credit facility available through December 31, 1999, at which point it converted into a four-year term loan. The Credit Facility called for interest and facility fees to be paid quarterly during the terms of both facilities. The term loan facility provided for principal payments quarterly in equal installments beginning March 31, 2000. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to
 .50%, with margins determined pursuant to a debt to capital calculation. The borrowings were secured by all of the Company's rig fleet, except for the MARINE 700, as well as certain other assets. In connection with the consummation of the Credit Facility, the Company repaid and terminated its former $35 million credit facility with a U.S. financial institution.

         On August 12, 1998, the Company entered into an agreement (the "Amended Credit Facility") with a consortium of domestic and international banks, which amends the Credit Facility to a five-year revolver, eliminates the term loan conversion feature and increases the credit line to $200 million. The Amended Credit Facility is secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries will be required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest will accrue at a rate of (i) LIBOR plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. As of December 31, 1998, $50,000,000 was outstanding under the Amended Credit Facility.

(6)      INCOME TAXES
         Income taxes consist of the following (in thousands):

                                                                                  YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                            1998            1997            1996
                                                                        ----------       ---------       ---------
         Current:
               U.S. federal...........................................   $  17,876       $  12,197       $     343
               State..................................................          48              44               -
               Foreign................................................       3,866           2,551             296
                                                                        ----------       ---------       ---------

                                                                            21,790          14,792             639
                                                                        ----------       ---------       ---------
         Other:
               U.S. federal - deferred................................      11,038           4,361           7,585
               Pre-quasi-reorganization net operating loss
                   carryforwards......................................           -           8,310             834
               Tax benefits related to common stock issued
                   pursuant to long-term incentive plan...............       1,892           3,993           2,528
                                                                        ----------       ---------       ---------

                                                                            12,930          16,664          10,947
                                                                        ----------       ---------       ---------
         Total tax expense............................................  $   34,720       $  31,456       $  11,586
                                                                        ==========       =========       =========

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

         For the years ended December 31, 1998, 1997 and 1996, the effective tax rates for financial reporting purposes of 36%, 35% and 36%, respectively, approximates the U.S. federal statutory rates of 35%, 35% and 35%. The effective rate was higher than the statutory rate in 1998 and 1996 due to the effect of foreign tax payments for which the Company did not receive U.S. federal tax benefit.

         The tax effects of temporary differences that give rise to significant portions of the deterred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                                 DECEMBER 31,
                                                             ----------------------
                                                               1998          1997
                                                             --------      --------
Deferred tax assets:
     Net operating loss carryforwards ..................     $  3,775      $ 13,087
     Alternative minimum tax carryforward ..............         --             688
     Investment tax, general business and foreign tax
         credit carryforwards ..........................          291           442
     Employer's liability claims .......................          863           733
     Deferred compensation .............................          119          --
     Allowance for bad debts ...........................          456            53
                                                             --------      --------

     Total gross deferred tax assets ...................        5,504        15,003
     Less valuation allowance ..........................       (4,066)      (14,270)
                                                             --------      --------

     Net deferred tax assets ...........................        1,438           733
                                                             --------      --------
Deferred tax liabilities:
     Plant and equipment, principally due to differences
         in depreciation ...............................       30,001        17,929
     Deferred expenses .................................          119           766
     Deferred intercompany gains and losses ............          446           128
                                                             --------      --------

     Total gross deferred tax liabilities ..............       30,566        18,823
                                                             --------      --------

Net deferred tax liability .............................     $ 29,128      $ 18,090
                                                             ========      ========

         The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $4,066,000 and $14,270,000 respectively. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was a decrease of $10,204,000 and $14,710,000 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible and the Section 382 limitation as discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

         At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $10,787,000, which if not utilized, expire in years 2006 through 2011. The Company also had investment tax credit and general business credit carryforwards for federal income tax purposes of approximately $291,000 at December 31, 1998, which if not utilized, expire in years 1999 to 2000. In late 1995 and early 1996, certain venture capital firms holding significant percentages of the Company's common stock sold or distributed their positions. These transactions triggered an ownership change pursuant to Section 382 in March 1996. As a result of this ownership

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

change, the Company's use of its net operating loss, investment tax credit and general business credit carryforwards subsequent to that date will be limited.

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

         Restricted Common Stock. During 1998, 1997 and 1996, the Company issued restricted stock grants consisting of 76,900, 76,500 and 80,833 shares, respectively, of common stock. These grants generally lapse over four-year periods and the values of the grants are based on the respective closing prices on the day preceding each grant and are recognized as compensation expense over the periods during which the restrictions lapse. Compensation expense related to the issuance of restricted common stock for the years ended December 31, 1998, 1997 and 1996 was $648,000, $590,000 and $438,000, respectively. During 1998 and
1997, 10,000 and 12,000 shares, respectively, of restricted common stock were forfeited. No restricted common stock was forfeited during 1996.

         Common Stock Options. The exercise price of each option equals the market price of the Company's stock on the date of grant. An option's maximum term is ten years. The vesting period ranges from immediately to four years. This period is determined at the issuance of each grant. The following table summarizes stock option transactions pursuant to the 1992 Plan:

                                                  1998                       1997                  1996
                                       ------------------------     ---------------------  ------------------------
                                                       WEIGHTED        50        WEIGHTED               WEIGHTED
                                                       AVERAGE                   AVERAGE                 AVERAGE
                                                       EXERCISE                  EXERCISE                EXERCISE
         FIXED OPTIONS                   SHARES         PRICE         SHARES      PRICE     SHARES         PRICE
------------------------------------   ----------      --------     ----------   --------  ----------    ----------
  Outstanding at beginning of year      1,299,547      $  7.80      1,721,380    $ 5.63     1,880,650    $  2.08
  Granted                                 831,500        17.63        117,500     16.38       802,500       9.68
  Exercised                              (245,175)        2.56       (489,333)     2.77      (961,770)      2.07
  Forfeited                              (108,334)       15.74        (50,000)     2.50            --
                                       ----------                   ---------             -----------
  Outstanding at year end               1,777,538      $ 12.64      1,299,547    $ 7.80     1,721,380    $  5.63
                                       ==========                   =========             ===========

  Options exercisable at year-end         662,079                     473,714                 573,880
  Weighted-average fair value
   of options granted during the year  $    10.94                   $    9.55             $      5.74


         The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 1998:

                                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                ------------------------------------------------------ -------------------------------

                                       NUMBER         WEIGHTED-AVG.                        NUMBER
                                    OUTSTANDING         REMAINING       WEIGHTED-AVG.   EXERCISABLE    WEIGHTED-AVG.
               EXERCISE PRICES      AT 12/31/98     CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/98    EXERCISE PRICE
           ---------------------  ---------------   ----------------  ----------------  ------------  ----------------

             $ 1.25  to    2.50      192,705           5.6 years        $   2.20         122,705      $    2.03
             $ 6.00  to    9.44      675,000           7.9 years            9.02         368,333           8.94
             $10.00  to   18.13      734,833           8.7 years           16.13         171,041          13.45
             $22.56  to   24.63      175,000           9.3 years           23.42               -              -

                                   ---------                                             -------
                                   1,777,538           8.1 years        $  12.64         662,079      $    8.82
                                   =========                                             =======

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Based upon common stock outstanding as of December 31, 1998 and 1997 and shares reserved for issuance as set forth above, the number of shares then available for future stock options, SARs and restricted stock grants was 7,217,709 and 7,537,284 shares, respectively. The number of shares available due to the 5% limitation was 809,279 and 1,273,730 shares, respectively.

         No compensation costs were recognized in income for 1998, 1997 and 1996 because the Company has elected to continue accounting for such transactions under APB 25.

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

         The following table summarizes stock option transactions under the Director's Plan as of December 31, 1998:

                                               1998                     1997                      1996
                                     ------------------------    ----------------------     ---------------------
                                                     WEIGHTED                 WEIGHTED                  WEIGHTED
                                                      AVERAGE                 AVERAGE                    AVERAGE
                                                     EXERCISE                 EXERCISE                  EXERCISE
           FIXED OPTIONS                SHARES         PRICE       SHARES       PRICE         SHARES      PRICE
  --------------------------------   -----------   ----------    ---------    ---------     ---------   ---------
  Outstanding at beginning of year      67,500       $  6.99       60,000     $   4.94       50,000      $  4.00

  Granted                               40,000         21.63       12,500        15.63       10,000         9.63
  Exercised                            (27,500)         4.51       (5,000)        4.00            -            -
  Forfeited                             (7,500)        13.63            -            -            -            -
                                      --------                  ---------                   -------

  Outstanding at year-end               72,500       $ 15.31       67,500     $   6.99       60,000      $  4.94
                                      ========                  =========                   =======

  Options exercisable at year-end       32,500                    55,000                     50,000
  Weighted-average fair value of
    Options granted during the year   $  13.37                  $   9.08                    $  5.79


         The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 1998 under the Director's Plan.

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           ----------------------------------------------------- ---------------------------------

                               NUMBER       WEIGHTED-AVG.                            NUMBER
                            OUTSTANDING       REMAINING          WEIGHTED-AVG.    EXERCISABLE     WEIGHTED-AVG.
         EXERCISE PRICES    AT 12/31/98    CONTRACTUAL LIFE     EXERCISE PRICE    AT 12/31/98    EXERCISE PRICE
         ---------------    -----------    ----------------     --------------    -----------    --------------
         $ 4.00 to  9.63       25,000          6.6 years        $     5.13           25,000        $   5.13
         $15.63 to 17.88       17,500          8.7 years             16.91            7,500           15.63
         $22.88                30,000          9.4 years             22.88                -               -
                            ---------                                             ---------
                               72,500          7.8 years        $    15.31           32,500        $   7.55
                            =========                                             =========


         During 1998 and 1997, 4,628 and 2,815 shares were issued as stock awards and related compensation expense of $169,000 and $151,000 was recognized in 1998 and 1997, respectively.

         EMPLOYEE 401(k) PROFIT SHARING PLAN -- The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") covering substantially all of its employees who have been employed at least three months. The Company matches employees' contributions to the Plan on a dollar-for-dollar basis, in the form of Company common stock, up to 6% of

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

their eligible compensation. During 1998, 1997 and 1996, the Company made matching contributions with the Company's common stock totaling $1,704,000, $1,303,000 and $1,014,000, respectively.

         EXECUTIVE DEFERRED COMPENSATION PLAN -- The Company adopted the Executive Deferred Compensation Plan (the "Executive Plan") effective December 31, 1994. Employees who participate in the Executive Plan are selected by an Administrative Committee. Under the Executive Plan, the participating executives may elect (i) to defer up to 80% of compensation after reaching the limitations applicable to the Company's 401(k) Plan and (ii) to defer any excess contributions refunded by the 401(k) Plan. The Company matches executives' contributions to the Executive Plan on a dollar-for-dollar basis, in cash up to 6% of their eligible compensation. As of December 31, 1998, and 1997 the amount deferred under the Executive Plan was $338,000 and $252,000, respectively.

(8)      ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its fixed stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by SFAS 123, net income and net income per share would approximate the pro forma amounts indicated below (in thousands except per share data):

                                                                           1998             1997              1996
                                                                       -------------    --------------    -------------
         Net income:
              As reported.........................................      $   60,821       $   58,380        $   20,670
              Pro forma...........................................          57,677           56,988            19,497
         Basic earnings per share:
              As reported.........................................            1.16             1.13              0.46
              Pro forma...........................................            1.10             1.11              0.43
         Diluted earnings per share:
              As reported.........................................            1.15             1.11              0.45
              Pro forma...........................................            1.09             1.09              0.43

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                                           1998             1997              1996
                                                                       -------------    --------------    -------------
         Expected dividend yield..................................            -                -                 -
         Expected price volatility................................         70.0%            63.2%             63.8%
         Risk-free interest rate..................................          5.3%             5.4%              6.2%
         Expected life of option..................................       5 years          5 years           5 years

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

(10)     COMMITMENTS AND CONTINGENCIES

         India Lawsuit -- Jagson International Limited ("Jagson"), an Indian entity, has brought suit against Marine Drilling Companies, Inc. and Marine 300 Series, Inc. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that it breached the agreement by failing to charter the rigs resulting in damages in excess of $14,500,000. In August 1995, Jagson filed a suit against the Company in New Delhi, India that was subsequently withdrawn and filed a second suit in New Delhi against the Company in October 1995 that was dismissed by the court. In May 1996, Jagson filed a third suit against the Company in Bombay, India for the same claim and attempted to attach the MARINE 201, located in India at the time, to the claim. In March 1998, the court dismissed the motion for attachment. Although the third suit is still on file with the court, the MARINE 201 is no longer in India and there have been no further proceedings in the lawsuit. The Company disputes the existence of the agreement and intends to vigorously defend the suit. The Company does not believe this dispute will have a material adverse effect on its results of operations or financial condition.

         Legal Proceedings -- The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         Operating Leases -- The Company rents certain equipment and other property under operating leases. Rental expense was $1,722,000, $1,836,000 and $2,208,000 in 1998, 1997 and 1996, respectively. Aggregate future minimum rental payments relating to operating leases not including the charter fee for the MARINE 510, are as follows (in thousands):

                                                               1999      2000    2001      2002     2003
                                                             -------   -------  -------  -------  -------
           Office and equipment leases....................   $   702   $   452  $   302  $   294  $  291
                                                             =======   =======  =======  =======  ======

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

         The Company originally estimated that the OFE would cost approximately $99,000,000 including capitalized interest and other soft costs resulting in a total estimated cost to complete the drilling rig of $186,000,000. Construction of the rig has progressed since the signing of the shipyard contract and through December 31, 1998, the Company has paid HAM approximately $60,000,000 in progress payments and incurred approximately $70,000,000 for OFE and other related construction costs.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The shipyard contract initially contemplated a delivery date of February 17, 1999. However, due in part to three tropical storms along the Mississippi Gulf Coast, including Hurricane Georges, and engineering and construction delays, the expected completion date for the MARINE 700 is now late second quarter 1999. Additionally, due to the delays, the anticipated construction and outfitting cost has increased to approximately $215 million. Included in the $29 million increase over the original cost estimate is the cost of change orders initiated by Esso, the Company's customer. Current estimates for the cost of these change orders is approximately $5,700,000, which the Company will recover through an increase in the dayrate during the term of the five-year drilling contract of approximately $4,600 per day.

         In December 1997, the Company signed a contract with Jurong to upgrade the MARINE 500 to fourth-generation capabilities for approximately $38 million. Change orders have now increased the shipyard costs to approximately $48 million. In addition to this $48 million, the Company currently estimates that the OFE will cost approximately $72 million, including capitalized interest and project management costs, resulting in a total estimated cost to complete the drilling rig of $120 million. Through December 31, 1998, the Company has paid Jurong approximately $8 million in progress payments and incurred approximately $49 million for OFE and other related construction costs. The contract anticipated that the rig would arrive in the Singapore shipyard on July 15, 1998 and be completed by December 31, 1998. Since the MARINE 500 did not arrive in the shipyard until October 13, 1998 due to an extension of work under its previous drilling contract, the Company now expects to complete construction of the MARINE 500 during the second quarter of 1999.

         Charter Agreement -- In July 1997, the Company entered into a Charter Agreement with SBMGS to charter the KANTAN 3 (now referred to as the MARINE
510), a semi-submersible rig, for a period of five years. The MARINE 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement began in mid-May 1998. The Charter Agreement and related agreements require us to pay approximately $26,000 per day during the first year, $23,000 per day during the second year and $24,500 per day for the last three years of the charter for each day that the MARINE 510 is working. The MARINE 510 is currently idle in Singapore. In January 1999, the Company reached a letter agreement with SBMGS, subject to a definitive agreement, to amend the Charter. This amendment will allow for a variable charter hire fee equal to 60% of rig operating profit (dayrate revenue less operating expenses) and provides an option for the Company to extend the Charter for up to five years beyond the original five year term.

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with China's Southern Drilling Company to market and manage the 1500-foot water depth rated semi-submersible NANHAI VI. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. If the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. The Company is actively marketing the rig, which is currently working, but would be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

(11)     SEGMENT AND RELATED INFORMATION

         In 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Reporting" (SFAS
131). As required the Company has adopted SFAS 131. For reporting purposes the Company defines its segments as shallow water drilling (jack-up rigs) and deepwater drilling (semi-submersibles). The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before taxes and non-recurring items. Operating income consists of revenues less the related operating costs and expenses, including depreciation and allocated operation support, excluding interest and unallocated corporate expenses. Identifiable assets by operating segment include assets directly identified with those operations.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



      The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):

                                  JACK-UP         SEMI         CORPORATE &
                                OPERATIONS     OPERATIONS        OTHER        TOTAL
                              -------------   ------------   -------------  ----------
1998
    Revenues                    $ 192,667     $  35,348      $    --        $ 228,015
    Operating Income (Loss)        97,714        10,940        (15,283)        93,371
    Identifiable Assets           166,622       280,684         28,378        475,684
    Capital Expenditures           27,368       158,267          5,261        190,896
    Depreciation & Amortization    13,923         3,272          2,996         20,191

1997
    Revenues                    $ 172,143     $  18,114      $    --        $ 190,257
    Operating Income (Loss)        93,276         4,632        (10,300)        87,608
    Identifiable Assets           179,584       123,280         31,318        334,182
    Capital Expenditures           39,574        84,366          3,736        127,676
    Depreciation & Amortization    11,260         3,242          2,493         16,995

1996
    Revenues                    $ 110,329     $    --        $    --        $ 110,329
    Operating Income (Loss)        40,980          (333)        (9,162)        31,485
    Identifiable Assets           126,810        38,092         90,045        254,947
    Capital Expenditures           17,967        38,062          3,125         59,154
    Depreciation & Amortization     9,912          --            1,664         11,576

         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):


                                                     1998              1997              1996
                                                  -----------       ----------        ----------
         Revenues:
              United States                       $   161,974       $  157,349        $  104,969
              India                                     4,585            5,381             5,360
              Southeast Asia                           61,456           27,527                 -
              Other Foreign                                 -                -                 -

         Long-Lived Assets:
              United States                           264,550          158,432            87,193
              India                                         -           13,214            14,195
              Southeast Asia                          131,959           88,841            38,062
              Other Foreign                            35,120                -             9,287

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the years 1998, 1997 and 1996, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):


                                                1998                       1997                      1996
                                       -------------------------- ------------------------- --------------------------

                                                      % OF TOTAL                % OF TOTAL                % OF TOTAL
                                         REVENUE       REVENUE      REVENUE      REVENUE      REVENUE       REVENUE
                                       -----------   ------------  ---------    ----------  -----------  -------------
       Customer A - Jack-up Operations  $  13,772          *       $ 11,371          *       $ 20,461        19%
       Customer B - Jack-up Operations     54,381        24%         48,235        25%         17,629        16%
       Customer C - Jack-up Operations     26,205        12%              -         -               -         -

*     Less than 10%

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

(12)     RELATED PARTY TRANSACTIONS

         In August 1997 Marine Drilling Companies (Norway) ASA acquired 100% of Norwegian Drilling Technology AS ("NDT") a Norwegian corporation. Idar Iversen, former President and Chief Executive Officer of Marine Drilling Companies (Norway) ASA owned 50% of NDT at the time of the purchase. Mr. Iversen no longer has any interests in NDT and is no longer employed by the Company.

(13)     UNAUDITED QUARTERLY FINANCIAL DATA

         A summary of unaudited quarterly consolidated financial information for 1998 and 1997 is as follows (in thousands):

                                                  FIRST            SECOND             THIRD             FOURTH
                  1998                           QUARTER           QUARTER           QUARTER            QUARTER
 -------------------------------------------- -------------     -------------     -------------      ------------
 Revenues                                      $   57,464        $   64,141        $   63,452         $   42,958
 Operating income                                  25,478            30,864            26,199             10,830
 Income before income taxes                        26,199            31,469            26,809             11,064
 Income tax expense                                 9,441            11,360             9,884              4,035
 Net income                                        16,758            20,109            16,925              7,029
 Basic earnings per share (1)                  $     0.32        $     0.38        $     0.32         $     0.13
 Diluted earnings per share (1)                $     0.32        $     0.38        $     0.32         $     0.13
 Basic average common shares                       52,987            52,240            52,289             52,334
 Diluted average common shares                     52,608            52,932            52,623             52,542

                                                 FIRST            SECOND             THIRD             FOURTH
                  1997                          QUARTER           QUARTER           QUARTER            QUARTER
 -------------------------------------------- -------------     -------------     -------------      ------------
 Revenues                                      $   36,750        $   44,486        $   51,198         $   57,823
 Operating income                                  14,912            19,875            24,852             27,969
 Income before income taxes                        15,659            20,520            25,206             28,451
 Income tax expense                                 5,481             7,182             8,918              9,875
 Net income                                        10,178            13,338            16,288             18,576
 Basic earnings per share (1)                  $     0.20        $     0.26        $     0.32         $     0.36
 Diluted earnings per share (1)                $     0.19        $     0.25        $     0.31         $     0.35
 Basic average common shares                       51,330            51,408            51,651             51,884
 Diluted average common shares                     52,494            52,604            52,601             52,856
------------------------------------

(1) Quarterly net income per common share may not total to annual results due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The information called for by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's Proxy Statements relating to its annual meeting of Shareholders to be held May 13, 1999, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are included in Part II, Item 8:

(1)      Consolidated Financial Statements

                                                                                                                 Page
                                                                                                                 -----
                   Independent Auditors' Report..................................................                  24

                   Consolidated Balance Sheets at December 31, 1998 and 1997.....................                  25

                   Consolidated Statements of Operations for each of the years
                       in the three-year period ended December 31, 1998..........................                  26

                   Consolidated Statements of Shareholders' Equity for each of
                       the years in the three-year period ended December 31, 1998................                  27

                   Consolidated Statements of Cash Flows for each of the years
                       in the three-year period ended December 31, 1998..........................                  28

                   Notes to Consolidated Financial Statements....................................                  30

All other schedules are omitted as the information is not required or is not applicable.

         (2)        Exhibits
          Exhibit No.
          -----------

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

++         10.1       Employment Agreement between Marine Drilling
                      Companies, Inc. and Jan Rask dated June 18, 1996
                      (incorporated by reference to Exhibit 10.1 on Form 10-Q for quarter ended June 30, 1996).

++*        10.2       Severance Agreement between Marine Drilling
                      Companies, Inc. and George G. Gentry, III dated November
                      15, 1998.

++         10.3       Severance Agreement between Marine Drilling Companies,
                      Inc. and H. Larry Adkins dated July 18, 1996 (incorporated by reference to Exhibit 10.3 on Form 10-Q for quarter ended September 30, 1996).


++         10.6       Marine Drilling Companies, Inc. 1995 Non-Employee
                      Directors' Plan (incorporated by reference to Annex A of the Company's Proxy Statement dated July 17, 1995).

++         10.7       Employment Agreement between Marine Drilling Companies,
                      Inc. and T. Scott O'Keefe dated January 12, 1998
                      (incorporated by reference to Exhibit 10.7 on Form 10-K for year ended December 31,1997).

++         10.9       Severance Agreement between Marine Drilling Companies,
                      Inc. and V. G. Bounds dated April 8, 1998 (incorporated by reference to Exhibit 10.9 on Form 10-Q for quarter ended
                      March 1, 1998).

++        10.10       Severance  Agreement  between Marine Drilling  Companies,
                      Inc. and Dale W. Wilhelm, dated May 1, 1998 (incorporated by reference to Exhibit 10.10 on Form 10-Q for quarter ended March 31, 1998).

          10.11 Amended and Restated Credit Agreement dated August 12, 1998 among Marine Drilling Companies and ABN AMRO Bank N.V., Christiania Bank Og Kreditkasse, Credit Agricole Indosuez, Bankers Trust Company, Skandinaviska Enskilda Banken AB (Publ.), Bank Austria, Bank of Nova Scotia, Banque Nationale Paris, Natexis Banque BFCE, and Nederlandse Scheepshypotheekbank N.V. (incorporated by reference to Exit 10.11 on Form 10-Q for the quarter ended September 30, 1998.

++        10.18       The Marine Drilling 1992 Long-Term  Incentive Plan
                      (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement No. 33-52470 on Form
                      S-1).

++        10.25       Marine Drilling Companies, Inc. Amended and Restated
                      Executive Deferred Compensation Plan effective
                      July 1, 1996 (incorporated by reference to Exhibit 10.25 on Form 10-K for the year ended December 31, 1996).

          10.26 Marine Drilling Companies, Inc. Shareholders Rights Agreement (incorporated by reference to Exhibits 1 - 5 to the Current Report on Form 8-K of the Registrant dated November 15, 1996).

  *        21.1       Subsidiaries of the Registrant.

  *        23.1       Consent of KPMG LLP.

  *        27         Financial Data Schedule.

  *                   Filed herewith.

++ Management contract or compensation plan or arrangement required to be filed as an exhibit to this report.

-------------
(b)  Reports on Form 8-K:

       No reports were filed on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED; THEREUNTO DULY AUTHORIZED, IN THE CITY OF SUGAR LAND, STATE OF TEXAS, ON MARCH 26, 1999.

                                            MARINE DRILLING COMPANIES, INC.

                                            By  /s/    JAN RASK
                                                ------------------------------
                                                       Jan Rask
                                                      President

         PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:


               SIGNATURE                                        TITLE                                      DATE

  /s/    ROBERT L. BARBANELL                            Chairman of the Board                          March 26, 1999
----------------------------------------
         Robert L. Barbanell

  /s/         JAN RASK                            President Chief Executive Officer                    March 26, 1999
----------------------------------------
              Jan Rask                                       And Director

  /s/     T. SCOTT O'KEEFE                              Senior Vice President                          March 26, 1999
----------------------------------------
          T. Scott O'Keefe                             Chief Financial Officer
                                                    (Principal Financial Officer)

  /s/      DALE W. WILHELM                          Vice President and Controller                      March 26, 1999
----------------------------------------
           Dale W. Wilhelm                          (Principal Accounting Officer)

  /s/    ROBERT L. BARBANELL                                   Director                                March 26, 1999
----------------------------------------
         Robert L. Barbanell

  /s/     DAVID A. B. BROWN                                    Director                                March 26, 1999
----------------------------------------
          David A. B. Brown

  /s/      HOWARD L. BULL                                      Director                                March 26, 1999
----------------------------------------
           Howard L. Bull

  /s/       J. C. BURTON                                       Director                                March 26, 1999
----------------------------------------
            J. C. Burton

  /s/      DAVID B. ROBSON                                     Director                                March 26, 1999
----------------------------------------
           David B. Robson

  /s/     ROBERT C. THOMAS                                     Director                                March 26, 1999
----------------------------------------
          Robert C. Thomas

                                INDEX TO EXHIBITS


          EXHIBIT
          NUMBER             Description
          -------            ---------------------------
         10.2                Severance  Agreement between Marine Drilling
                             Companies,  Inc. and  George H. Gentry, III
                             dated November 15, 1998.

         21.1                Subsidiaries of the Registrant.

         23.1                Consent of KPMG LLP.

         27                  Financial Data Schedule