Form 10-Q
period 1999-03-31
MARINE DRILLING COMPANIES INC
filed 1999-05-11
CIK 860521

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ----------------------

                                   FORM 10-Q


         (MARK ONE)

             [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT APRIL 28, 1999 -- 52,488,194


===============================================================================

                        MARINE DRILLING COMPANIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION


Item 1.    Index to Financial Statements
              Independent Auditors' Review Report..........................   1

              Consolidated Balance Sheets -
              March 31, 1999 (unaudited) and December 31, 1998.............   2

              Consolidated Statements of Operations (unaudited) -
              Three Months Ended March 31, 1999 and 1998...................   3

              Consolidated Statements of Cash Flows (unaudited) -
              Three Months Ended March 31, 1999 and 1998...................   4

              Notes to Consolidated Financial Statements...................   5


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................   9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk......  17


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  18

Item 6.    Exhibits and Reports on Form 8-K................................  18


SIGNATURES.................................................................  19


                                      (i)

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                          KPMG LLP



         Houston, Texas
         April 27, 1999

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  MARCH 31,    December 31,
                                                                    1999          1998
                                                                 -----------  ------------
                                                                 (UNAUDITED)
                               ASSETS
Current Assets:
   Cash and cash equivalents                                       $  29,265    $  12,576
   Accounts receivable - trade and other, net                         14,057       23,176
   Prepaid expenses and other                                          1,198        3,290
   Inventory                                                             484          579
                                                                   ---------    ---------

       Total current assets                                           45,004       39,621

Property and equipment                                               570,843      500,510
   Less accumulated depreciation                                      73,553       68,881
                                                                   ---------    ---------

       Property and equipment, net                                   497,290      431,629
Other                                                                  4,210        4,434
                                                                   ---------    ---------

                                                                   $ 546,504    $ 475,684
                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                $  14,712    $   8,927
   Accrued expenses                                                   24,207       20,667
   Current tax liability                                                --          2,558
   Employer's liability claims, current                                  863          770
                                                                   ---------    ---------

       Total current liabilities                                      39,782       32,922

Long-term debt                                                       120,000       50,000

Employer's liability claims, non-current and other                     1,598        2,046

Deferred income taxes                                                 27,201       29,128

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 52,471,042 and 52,365,537 shares,
     as of March 31, 1999 and December 31, 1998, respectively            525          524
   Common stock restricted                                            (1,408)      (1,596)
   Additional paid-in capital                                        207,517      206,603
   Retained earnings from January 1, 1993                            151,289      156,057
                                                                   ---------    ---------

       Total shareholders' equity                                    357,923      361,588
                                                                   ---------    ---------

Commitments and contingencies                                           --           --
                                                                   ---------    ---------

                                                                   $ 546,504    $ 475,684
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                          ----------------------
                                             1999        1998
                                          ---------    ---------
Revenues                                   $ 19,827    $ 57,464

Costs and Expenses:
    Contract drilling                        17,572      24,053
    Depreciation and amortization             4,728       5,033
    General and administrative                3,475       2,900
                                           --------    --------

                                             25,775      31,986
                                           --------    --------

      Operating income (loss)                (5,948)     25,478
                                           --------    --------

Other Income (Expense):
    Interest expense                           (113)        (86)
    Interest income                             143         537
    Other income (expense)                      (45)        270
                                           --------    --------

                                                (15)        721
                                           --------    --------

Income (loss) before income taxes            (5,963)     26,199

Income tax expense (benefit)                 (1,195)      9,441
                                           --------    --------

Net income (loss)                          $ (4,768)   $ 16,758
                                           ========    ========

Earnings (loss) per share:
    Basic                                  $  (0.09)   $   0.32
    Diluted                                $  (0.09)   $   0.32

Average common shares:
    Basic                                    52,402      51,987
    Diluted                                  52,402      52,600


   See notes to consolidated financial statements and accompanying auditors'
                                review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ----------------------
                                                                               1999         1998
                                                                            ---------    ---------
Cash Flows From Operating Activities:

    Net income (loss)                                                       $ (4,768)   $ 16,758

    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Deferred income taxes                                                 (1,927)      3,670
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                               127       1,919
        Depreciation and amortization                                          4,728       5,033
        Changes in operating assets and liabilities:
          Receivables                                                          9,119       2,034
          Other current assets                                                 2,187       2,286
          Payables, accrued expenses, current taxes and
            employer's liability claims                                        6,412      18,435
          Other                                                                1,211         450
                                                                            --------    --------

            Net cash provided by operating activities                         17,089      50,585
                                                                            --------    --------

Cash Flows From Investing Activities:
    Purchase of equipment                                                    (70,407)    (24,210)
    Proceeds from disposition of equipment                                         7         174
                                                                            --------    --------

            Net cash used in investing activities                            (70,400)    (24,036)
                                                                            --------    --------

Cash Flows From Financing Activities:
    Proceeds from exercise of stock options                                     --           654
    Proceeds from long-term debt                                              70,000        --
                                                                            --------    --------

            Net cash provided by financing activities                         70,000         654
                                                                            --------    --------

            Net increase in cash and cash equivalents                         16,689      27,203

Cash and cash equivalents at beginning of period                              12,576      15,619
                                                                            --------    --------

Cash and cash equivalents at end of period                                  $ 29,265    $ 42,822
                                                                            ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                           $    967    $     75
    Income taxes paid                                                       $  3,011    $  2,437

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 500 and 62,300 shares in 1999 and 1998
        respectively, of restricted common stock                            $      8    $    958
    Forfeiture of 3,875 shares of restricted common stock in 1999           $    (34)   $   --

   See notes to consolidated financial statements and accompanying auditors'
                                review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the three months ended March 31, 1999 included herein has been subjected to a limited review by KPMG LLP, the Registrants' independent auditors, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      EARNINGS PER SHARE

         The Company's basic earnings per share, which is based upon the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.), for the quarters ended March 31, 1999 and 1998 is ($0.09) and $0.32, respectively. Common stock equivalents with a weighted average of 613,000 are reflected in the calculation of diluted earnings per share for the quarter ended March 31, 1998. For the quarter ended March 31, 1999, there were 2,388,505 stock options outstanding that were not included in the computation of diluted earnings per share. For the quarter ended March 31, 1998, there were no stock options outstanding that were not included in the computation of diluted earnings per share. No adjustment to net income was made in calculating diluted earnings per share for the quarters ended March 31, 1999 and 1998.

(3)      CREDIT FACILITY

         In March 1997, the Company entered into a credit agreement ("Credit Facility") with certain banks providing financing up to $100 million to be used for rig acquisitions and upgrades. This agreement included a revolving credit facility available through December 31, 1999, at which point it converted into a four-year term loan. The Credit Facility called for interest and facility fees to be paid quarterly during the terms of both facilities. The term loan facility provided for principal payments quarterly in equal installments beginning March 31, 2000. Interest accrued at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin of .75% to 1.25% or (ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The borrowings were secured by all of the Company's rig fleet, except for the MARINE 700, as well as certain other assets.

         On August 12, 1998, the Company entered into an agreement (the "Amended Credit Facility") with a consortium of domestic and international banks, which amends the Credit Facility to a five-year revolver, eliminates the term loan conversion feature and increases the credit line to $200 million. The Amended Credit Facility is secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries will be required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) LIBOR plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. As of March 31, 1999, $120 million was outstanding under the Amended Credit Facility.

         If currently depressed market conditions continue, the Company expects that it will incur losses and substantially reduced EBITDA in 1999 until the MARINE 700 and the MARINE 500 begin operations. In addition, the Company has been substantially increasing its indebtedness under the Amended Credit Facility to fund construction costs on the MARINE 700 and the MARINE 500. As a result, unless there is a significant near-term improvement in market conditions, the Company, following the second quarter of 1999, will likely be unable to satisfy the ratio of indebtedness to EBITDA financial covenant in the Amended Credit Facility. This covenant

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


requires the ratio of indebtedness to EBITDA for the twelve-month period ending on any given date, to be no greater than 3.0 to 1.0. Under the Amended Credit Facility, the Company's failure to satisfy this covenant would give the banks the right to accelerate any outstanding amounts. The Company anticipates that the banks will, if needed, grant the Company a limited waiver from this covenant in part due to the Company's expectation of satisfying this covenant after the MARINE 700 and MARINE 500 are generating revenues under their existing contracts for several quarters. There cannot be any assurance, however, that the Company will be able to obtain any necessary bank waivers, or that any such breach of this financial covenant will not have a material adverse effect on the Company's liquidity.

         During the three months ended March 31, 1999, the Company incurred $1.1 million of interest expense, including amortization of deferred financing costs related to the Amended Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. Accordingly, $1.0 million of interest expense was capitalized during the quarter ended March 31, 1999. There was no capitalized interest expense for the quarter ended March 31, 1998.

(4)      COMMITMENTS AND CONTINGENCIES

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

         The Company originally estimated that the OFE would cost approximately $99 million including capitalized interest and other soft costs resulting in a total estimated cost to complete the drilling rig of $186 million. Construction of the rig has progressed since the signing of the shipyard contract and through March 31, 1999, the Company has paid HAM approximately $82 million in progress payments and incurred approximately $90 million for OFE and other related construction costs.

         The shipyard contract initially contemplated a delivery date of February 17, 1999. However, due in part to three tropical storms along the Mississippi Gulf Coast, including Hurricane Georges, and engineering and construction delays, the expected completion date for the MARINE 700 is now late second quarter 1999. Additionally, due to the delays, the anticipated construction and outfitting cost has increased to approximately $220 million. Included in the increase over the original cost estimate is the cost of change orders initiated by Esso, the Company's customer. Current estimates for the cost of these change orders is approximately $6.3 million which the Company is entitled to recover through an increase in the dayrate during the term of the five-year drilling contract of approximately $5,000 per day.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         In December 1997, the Company signed a contract with Jurong Shipyard Limited ("Jurong") in Singapore to upgrade the MARINE 500 to fourth-generation capabilities for approximately $38 million. Change orders have now increased the shipyard costs to approximately $48 million. In addition to this $48 million, the Company currently estimates that the OFE will cost approximately $77 million, including capitalized interest and project management costs, resulting in a total estimated cost to upgrade the drilling rig of approximately $125 million. Through March 31, 1999, the Company has paid Jurong approximately $18 million in progress payments and incurred approximately $67 million for OFE and other related construction costs. The contract anticipated that the rig would arrive in the Singapore shipyard on July 15, 1998 and be completed by December 31, 1998. Since the MARINE 500 did not arrive in the shipyard until October 13, 1998 due to an extension of work under its previous drilling contract, the Company now expects to complete construction of the MARINE 500 during the second quarter of 1999.

         Charter Agreement -- In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey ("SBMGS") to charter the KANTAN 3 (now referred to as the MARINE 510), a semi-submersible rig, for a period of five years. The MARINE 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement began in mid-May 1998. The Charter Agreement and related agreements require us to pay approximately $26,000 per day during the first year, $23,000 per day during the second year and $24,500 per day for the last three years of the charter for each day that the MARINE 510 is working. The MARINE 510 is currently idle in Singapore. In January 1999, the Company reached a letter agreement with SBMGS, subject to a definitive agreement, to amend the Charter. This amendment will allow for a variable charter hire fee equal to 60% of rig operating profit (dayrate revenue less operating expenses) and provides an option for the Company to extend the Charter for up to five years beyond the original five year term. To date, the Company and SBMGS have been unable to agree on final terms for the amendment.

         Marketing Agreement for NANHAI VI -- In August 1998, the Company entered into an agreement effective through October 1, 1999, with China's Southern Drilling Company to market and manage the 1500-foot water depth rated semi-submersible NANHAI VI. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. If the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. The Company is actively marketing the rig, which is currently working, but would be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):

                                                 JACK-UP              SEMI            CORPORATE &
                                                OPERATIONS         OPERATIONS            OTHER              TOTAL
                                                ----------         ----------         ------------       ------------
MARCH 31, 1999
    Revenues                                    $  19,827           $       -           $       -         $  19,827
    Operating Income (Loss)                          (788)               (887)             (4,273)           (5,948)
    Identifiable Assets                           157,296             348,454              40,754           546,504
    Capital Expenditures                              594              69,582                 231            70,407
    Depreciation & Amortization                     3,929                   1                 798             4,728
MARCH 31, 1998
    Revenues                                    $  51,808           $   5,656           $       -         $  57,464
    Operating Income (Loss)                        26,690               2,325              (3,537)           25,478
    Identifiable Assets                           174,096             143,328              58,721           376,145
    Capital Expenditures                            1,650              21,901                 659            24,210
    Depreciation & Amortization                     3,409                 987                 637             5,033

         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                                                AS OF AND FOR THE THREE
                                                MONTHS ENDED MARCH 31,
                                             ------------------------------
                                                 1999             1998
                                             -------------    -------------
         Revenues:
              United States                   $   19,827       $   43,919
              India                                    -            1,299
              Southeast Asia                           -           12,246
         Long-Lived Assets:
              United States                      303,667          256,205
              India                                    -           13,588
              Southeast Asia                     159,232          106,196
              Other Foreign                       34,391              156

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the three months ending March 31, 1999 and 1998, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):

                                                     1999                              1998
                                        --------------------------------  -------------------------------
                                                            % OF TOTAL                      % OF TOTAL
                                            REVENUE          REVENUE          REVENUE         REVENUE
                                        ---------------  ---------------  --------------- ---------------
         Customer A - Jack-up Operations    $ 6,578            33%          $  11,652           20%
         Customer B - Jack-up Operations      2,494            13%                  -            -
         Customer C - Jack-up Operations    $ 2,208            11%              1,261            2%
         Customer D - Jack-up Operations          -             -               6,458           11%
         Customer E - Semi-Operations             -             -               5,656           10%

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

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices declined significantly beginning in October 1997, and reached multi-year lows in various markets in early 1999. As a result of declines in 1998 and early 1999, oil and gas companies have made significant cutbacks in their drilling programs. This has reduced industry-wide rig utilization including the U.S. Gulf of Mexico, where the Company operates most of its rigs, which has not only sharply reduced dayrates, but also shortened the average length of drilling contracts. Recently oil and gas prices have improved, however, some stability in these commodity prices must be sustained before exploration and production spending by the oil and gas companies is increased.

         The following table sets forth current rig utilization rates and average utilization rates for the three months ended March 31, 1999 and 1998, according to Offshore Data Services:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                 AS OF         ------------------------------------------
                                             APRIL 27, 1999            1999                 1998
                                             --------------    -----------------   ----------------------
       Gulf of Mexico jack-up rigs                63%                  60%                  91%
       Worldwide jack-up rigs                     64%                  68%                  88%
       Worldwide semi-submersible rigs            64%                  67%                  78%

         As of April 27, 1999, nine of the Company's 15 jack-up rigs are committed under short-term contracts that will expire in the second or third quarter of 1999, one rig is under contract for one year, and the remaining 5 rigs are idle. All of the currently committed rigs are in the U.S. Gulf of Mexico. The Company currently has no international rigs working. In addition to the recent declines in rig utilization, current dayrates for drilling rigs are substantially less than the dayrates that generally prevailed during most of 1998 and are at or near cash operating costs. These current market conditions will adversely affect the Company's results of operations for at least the near term, substantially reducing its revenues, cash flows and earnings and likely resulting in losses in 1999 until the MARINE 700 and the MARINE 500 begin operations.

CONTRACTS AND CUSTOMERS

         The Company obtains most of its drilling contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first quarter of 1999, the Company performed services for approximately 15 different customers. For the quarter ended March 31, 1999, Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 33% of the Company's total consolidated revenues, Premier Oil Natana Sea Ltd. accounted for approximately 13% of revenues and Seagull Energy E&P, Inc. accounted for approximately 11% of revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, the Company would have alternative customers for its services if it lost any single customer, and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis. See Note 4 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

         MARINE 700 Drilling Contract. In January 1998, the Company signed a long-term drilling contract with Esso Exploration Inc. ("Esso"), an affiliate of Exxon Corporation, for the MARINE 700. The contract had an initial term of three years and gave Esso the option to extend the contract to a five-year term. In June 1998, Esso exercised the option to extend the contract to five years, with a normal operating dayrate of $165,410 per day ($159,910 per day during moving and standby and $136,650 per day during force majeure events). In addition to the normal operating dayrate, the Company will be entitled to obtain approximately $5,000 per day cost recovery for certain construction and equipment changes requested by Esso during the construction process. The dayrates are also subject to adjustments for changes in indexed operating cost elements, changes in costs arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements. The Esso contract is expected to generate aggregate dayrate revenues of approximately $298 million, not including the additional construction cost recoveries. The contract also entitles Esso to elect up to five additional one-year extensions of the primary term at mutually agreeable dayrates.

         The specific design for the MARINE 700 has not been used before although it is a variation of a design used in a number of currently operating rigs. In addition, the MARINE 700 is the first new-build project for the HAM Marine, Inc. ("HAM") shipyard in Pascagoula, Mississippi constructing the rig although HAM's parent company (Friede Goldman International, Inc.) has significant experience and has allocated experienced supervisors to the project.

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

         The shipyard contract for the MARINE 700 initially contemplated a delivery date of February 17, 1999. The MARINE 700 project encountered substantial construction, engineering, weather and other delays during the fourth quarter of 1998 and during the beginning of 1999. In an effort to minimize any further delays and to address significant timing and quality concerns regarding the project raised by Esso and the Company, the shipyard and the Company substantially increased the personnel working on the project which has significantly increased the project's completion pace. The costs of the increased personnel are included in the Company's current budgets for the project. In addition, the shipyard, working together with the Company and Esso, has enhanced, and attempted to tailor to Esso's preferences, the quality assurance and quality control programs applicable to the project.

         In the first quarter of 1999, the Company formally revised the scheduled delivery date for the MARINE 700 to late in the second quarter of 1999 or more particularly late May 1999 or early June 1999. The Company believes that significant construction progress on the MARINE 700 was made during April and during May to the date of this report. However the Company's expected delivery date has slipped further to a currently expected delivery date of late June 1999. Although the Company continues to believe that the rig will be delivered by the July 15, 1999 deadline, there is a significant risk that the Company will not meet this deadline in light of the complexity inherent in this type of large construction project, the history of delays to the scheduled delivery date and the relatively short time of only a few weeks between the Company's current expected delivery date and the deadline. The Company could encounter future weather delays, construction delays or unexpected equipment failures and/or malfunctions during the commissioning process that could cause a delay in rig delivery. In addition, long-term contracts for a number of rigs owned by other contractors have been cancelled in recent months by their customers. Those customers have cited quality problems and other reasons to justify the cancellations, and some of those cancellations are being contested.

         The Company believes that if it were required to find an alternative customer for the MARINE 700 under current market conditions or renegotiate with Esso the terms of the contract based on current market conditions, then the contract dayrate and other terms would be substantially less favorable to the Company than the current Esso contract. In addition, there could be significant delays in finding an alternative customer. Thus the loss of, or a renegotiation based on current market conditions of, the Esso contract would materially adversely affect the Company's future results of operations.

         The Company has begun discussions with Esso regarding a possible extension of the July 15, 1999 deadline and/or amendment of contract terms in the event the rig is not delivered by July 15, 1999. These discussions are very preliminary and have not yet resulted in an agreement or amendment to the Esso contract. In one of these preliminary and non-binding discussions, one of Esso's representatives raised the possibility of extending the contract deadline in exchange for a substantial reduction of the dayrate. To date, the Company has indicated to Esso that it is willing to agree to a significantly smaller decrease in the current contract dayrate in return for an extension of the deadline. There is no assurance that the Company will be able to reach agreement with Esso on the terms of an extension, especially in light of the fact that Esso purports to believe that there is a substantially greater probability that the Company will miss the July 15, 1999 deadline than the Company believes. On the other hand, there is no assurance that the Company will not enter into an agreement with Esso that substantially reduces the contract dayrate, in which the reduction might apply even if the Company ultimately meets the July 15, 1999 deadline.

         MARINE 500 Drilling Contract. In July 1997, the Company entered into a drilling contract with a drilling consortium led by West Australian Petroleum Pty. Limited ("WAPET") for the MARINE 500. The consortium consists of WAPET, Indonesia Petroleum, Ltd. ("INPEX") and Mobil Exploration and Producing Australia ("MEPA"). Certain other oil companies have an option to participate in the consortium. The contract requires the Company, prior to delivery of the rig, to upgrade the rig to work in water depths up to 5,000 feet with 15,000 psi drilling equipment, as described below. The contract was originally scheduled for a three-year term beginning in January 1999. However, because the rig was delayed in arriving to the shipyard for the upgrade work as a result of work extensions for its previous customer, the Company does not expect the rig to be available to commence drilling until the second quarter of 1999. This delay, however, did not extend the term of the contract, so the contract will still expire on December 31, 2001. During the term of this contract, the MARINE 500 will work predominately in Western Australia, although the contract entitles the consortium members to use the rig in Southeast Asia, the Pacific Rim, and New Zealand.

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

         MARINE 510 Charter. In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey ("SBMGS") to charter the KANTAN 3 (now referred to as the MARINE 510), a semi-submersible rig, for a period of five years. The MARINE 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement began in mid-May 1998. The Charter Agreement and related agreements require the Company to pay approximately $26,000 per day during the first year, $23,000 per day during the second year and $24,500 per day for the last three years of the charter for each day that the MARINE 510 is working. The MARINE 510 is currently idle in Singapore. In January 1999, the Company reached a letter agreement with SBMGS, subject to a definitive agreement, to amend the Charter. This amendment will allow for a variable charter hire fee equal to 60% of rig operating profit (dayrate revenue less operating expenses) and provides an option for the Company to extend the Charter for up to five years beyond the original five year term. To date, the Company and SBMGS have been unable to agree on final terms for the amendment.

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with China's Southern Drilling Company to market the 1500-foot water depth rated semi-submersible NANHAI VI. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. If the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. Under the agreement, the Company is to receive $3,000 per day in management fees while the rig is operating and 50% of all rig-level profits after management fees and amortization over a 36-month period of the costs of any upgrades to the vessel. The Company is actively marketing the rig, which is currently working on its owner's behalf, but would be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------------------------
                                                                            1999                      1998
                                                                     --------------------      --------------------
          Jack-ups
              Operating days                                                     809                     1,233
              Utilization(1)                                                      60%                      100%
              Average revenue per day                                    $    24,508               $    42,024
              Revenue                                                         19,827                    51,808
              Contract drilling expense                                       16,686                    21,709
              Depreciation                                                     3,929                     3,409
              Operating income (loss)                                           (788)                   26,690
          Semi-submersibles
              Operating days                                                       -                        90
              Utilization(1)                                                       0%                      100%
              Average revenue per day                                    $         -               $    62,839
              Revenue                                                              -                     5,656
              Contract drilling expense                                          886                     2,344
              Depreciation                                                         1                       987
              Operating income (loss)                                           (887)                    2,325
          Total Company:
              Operating days                                                     809                     1,323
              Utilization(1)                                                      56%                      100%
              Average revenue per day                                    $    24,508               $    43,440
              Revenue                                                         19,827                    57,464
              Contract drilling expense                                       17,572                    24,053
              Depreciation and amortization                                    4,728                     5,033
              General and administrative expense                               3,475                     2,900
              Operating income (loss)                                         (5,948)                   25,478

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had an average of 0.0 and 0.3 non-marketed rigs during the first quarter of 1999 and 1998, respectively.

         Revenues. The Company's drilling revenues decreased $37,637,000 or 65%, during the first quarter of 1999 compared to the same period in 1998. The decrease in revenues was primarily due to decreased average daily revenue and rig utilization for the quarter ended March 31, 1999 to $24,508 per operating day and 56%, respectively compared to $43,440 per operating day and 100%, respectively for the first quarter of 1998.

         Contract Drilling Expenses. Contract drilling expenses during the first three months of 1999 decreased $6,481,000 or 27% compared to the first three months of 1998. The decrease was primarily a result of lower repairs and maintenance expense and labor costs, due to low utilization rates.

         Depreciation and Amortization. Depreciation and amortization expense for the first quarter of 1999 decreased $305,000 compared to the same period in 1998. The decrease in 1999 was attributable to the MARINE 500 which is not being depreciated while in the shipyard being upgraded to fourth-generation semi-submersible capabilities, partially offset by the depreciation costs associated with the MARINE 306 which was acquired in December 1998.

         General and Administrative. General and administrative expenses for the first quarter of 1999 increased $575,000 or 20% to $3,475,000 from $2,900,000 in the first quarter of 1998. The increase was attributed to non-recurring severance costs and professional service fees incurred in 1999.

         Interest Expense. Interest expense for the first three months of 1999 was $113,000 compared to $86,000 during the first three months of 1998. The increase was primarily the result of increased borrowings on the Amended Credit Facility, net of capitalized interest.

         Interest Income. Interest income decreased $394,000 or 73% to $143,000 in the first three months of 1999 from $537,000 from the comparable prior-year period. The decrease was related primarily to decreased cash balances as a result of expenditures related to the Company's two major construction and upgrade projects.

         Income Taxes. Income tax expense decreased for the first quarter of 1999 as compared to the same period in 1998, primarily due to a decrease in the Company's pretax income.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At March 31, 1999, the Company had working capital of $5,222,000 as compared to working capital of $6,699,000 at December 31, 1998. Net cash provided by operating activities for the three months ended March 31, 1999 decreased by $33,496,000 to $17,089,000 compared to $50,585,000 for the same period in the prior year. The decrease is primarily attributable to the decreased dayrates and rig operating activity. Cash used in investing activities increased $46,364,000 during the first three months of 1998 to $70,400,000 from $24,036,000 during the same period in 1998 due primarily to capital expenditures related to the completion of the MARINE 700 and upgrade of the MARINE 500. Net cash provided by financing activities during the first three months of 1999 consisted of $70,000,000 in proceeds from long-term debt borrowings.

         In March 1997, the Company entered into a credit agreement ("Credit Facility") with certain banks providing financing up to $100,000,000 to be used for rig acquisitions and upgrades. This agreement included a revolving credit facility available through December 31, 1999 at which point, it converted into a four-year term loan. The Credit Facility called for interest and facility fees to be paid quarterly during the terms of both facilities. The term loan facility provided for equal quarterly principal payments beginning March 31, 2000. Interest accrues at a rate of (i) LIBOR plus a margin of .75% to 1.25% or
(ii) prime plus a margin of 0% to .50%, with margins determined pursuant to a debt to capital calculation. The borrowings were secured by all of the Company's rig fleet, except for the MARINE 700, as well as certain other assets.

         On August 12, 1998, the Company entered into an agreement (the "Amended Credit Facility") with a consortium of domestic and international banks, which amends the Credit Facility to a five-year revolver maturing August 2003, eliminates the term loan conversion feature and increases the credit line to $200,000,000. The Amended Credit Facility is now secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries are required to satisfy customary lending conditions and comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) LIBOR plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. The Company drew down $70,000,000 on the facility during the first quarter of 1999, increasing total borrowings outstanding as of March 31, 1999 to $120,000,000.

         If currently depressed market conditions continue, the Company expects that it will incur losses and substantially reduced EBITDA in 1999 until the MARINE 700 and the MARINE 500 begin operations. In addition, the Company has been substantially increasing its indebtedness under the Amended Credit Facility to fund construction costs on the MARINE 700 and the MARINE 500. As a result, unless there is a significant near-term improvement in market conditions, the Company, following the second quarter of 1999, will likely be unable to satisfy the ratio of indebtedness to EBITDA financial covenant in the Amended Credit Facility. This covenant requires the ratio of indebtedness to EBITDA for the twelve-month period ending on any given date, to be no greater than 3.0 to 1.0. Under the Amended Credit Facility, the Company's failure to satisfy this covenant would give the banks the right to accelerate any outstanding amounts. The Company anticipates that the banks will, if needed, grant the Company a limited waiver from this covenant in part due to the Company's expectation of satisfying this covenant after the MARINE 700 and MARINE 500 are generating revenues under their existing contracts for several quarters. There cannot be any assurance, however, that the Company will be able to obtain any necessary bank waivers, or that any such breach of this financial covenant will not have a material adverse effect on the Company's liquidity.

         During 1997, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under longer term contracts. In July 1997, the Company entered into a contract for the MARINE 500 that expires on December 31, 2001 and is expected to produce total revenues of approximately $154,000,000 beginning May 1999, upon completion of a $125,000,000 upgrade to enable the rig to operate in water depths up to 5,000 feet.

         In January 1998, the Company obtained a three-year contract with an option to extend to a five-year term for the MARINE 700. In June 1998 the customer exercised the option and extended the contract to five years. The contract provides for aggregate dayrate revenues of approximately $298,000,000 over its five-year term, which is scheduled to begin late in the second quarter of 1999 upon completion of the construction of MARINE 700. The contract also allows the customer to terminate the contract if the rig is not available by July 15, 1999, unless such delay is caused by the customer or any of its subcontractors. (See "Contracts and Customers - MARINE 700 Drilling Contract".)

         Construction of MARINE 700. In May 1997, the Company acquired the uncompleted hull of the MARINE 700 for approximately $55,000,000. In December 1997, the Company entered into an agreement with HAM under which HAM would complete construction of the MARINE 700 semi-submersible drilling rig for $87,000,000. The shipyard contract calls for HAM to fabricate certain components of the rig and install certain owner furnished equipment ("OFE"). The shipyard contract calls for monthly progress payments based on the percentage of completion. The Company originally estimated that the OFE would cost approximately $99,000,000 including capitalized interest and project management costs resulting in a total estimated cost to complete the drilling rig of $186,000,000 (exclusive of the $55,000,000 hull acquisition cost). Construction of the rig has progressed since the signing of the shipyard contract and through March 31, 1999, the Company has paid HAM approximately $82,000,000 in progress payments and incurred approximately $90,000,000 for OFE and other related construction costs.

         The shipyard contract initially contemplated a delivery date of February 17, 1999. However, due to engineering, construction, weather and other delays, the Company now expects to complete construction of the MARINE 700 late in the second quarter of 1999. Additionally, the anticipated construction and outfitting cost has increased to approximately $220,000,000. Included in the increase over the original cost estimate is the cost of change orders initiated by Esso, the Company's customer. Current estimates for the cost of these change orders is approximately $6,300,000, which the Company will recover through an increase in the dayrate during the term of the five-year drilling contract of approximately $5,000 per day.

         MARINE 500 Upgrade. In December 1997, the Company signed a contract with Jurong Shipyard Limited ("Jurong") in Singapore to upgrade the MARINE 500 to fourth-generation capabilities for approximately $38,000,000. Change orders have now increased the shipyard costs to approximately $48,000,000. In addition to this $48,000,000, the Company currently estimates that the OFE will cost approximately $77,000,000, including capitalized interest and project management costs, resulting in a total estimated cost to complete the drilling rig of approximately $125,000,000. Through March 31, 1999, the Company has paid Jurong approximately $18,000,000 in progress payments and paid approximately $67,000,000 for OFE and other related construction costs. The contract anticipated that the rig would arrive in the Singapore shipyard on July 15, 1998 and be completed by December 31, 1998. Since the MARINE 500 did not arrive in the shipyard until October 13, 1998 due to an extension of work under its previous drilling contract, the Company now expects to complete construction of the MARINE 500 during the second quarter of 1999.

         Capital Resources. During the first quarter of 1999 the Company expended $70,400,000 in capital expenditures consisting primarily of disbursements for (i) the completion of the MARINE 700, (ii) the upgrade of the MARINE 500, and (iii) the purchase of other rig machinery.

         In December 1998, the Company acquired the MARINE 306 (formerly the "Maersk Explorer"), a jack-up rig currently configured as an accommodation unit for approximately $23,000,000. Currently, the rig is idle and is located in Rotterdam. The Company anticipates marketing the rig as an accommodation unit. If market conditions warrant, the rig can be upgraded to competitive drilling status for approximately $50,000,000. An upgrade could be completed in approximately nine months. If upgraded, the rig will be outfitted with the drilling equipment removed from the MARINE 500 during its upgrade and will be capable of operating in the North Sea.

         The Company expects to spend approximately $160,000,000 in 1999 for capital expenditures, consisting primarily of expenditures to upgrade and complete the MARINE 500 and MARINE 700.

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

         The Company anticipates that its available funds, together with cash generated from operations and amounts that may be borrowed under the Amended Credit Facility and other potential funding sources, such as increased credit facilities and private or public debt or equity offerings, will be sufficient to fund its required capital expenditures, working capital and debt service requirements for the foreseeable future. Future cash flows and the availability of other funding sources, however, are subject to a number of uncertainties, especially the condition of the oil and gas industry. The Company also expects, as discussed above, to need a waiver under the Amended Credit Facility. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements.

YEAR 2000 ISSUE

         Currently, the Company utilizes third party software in all of its computer applications. The Company's information systems personnel worked with the third party vendors to resolve the potential problems associated with the year 2000 and the processing of date sensitive information by its computers and other systems. Based upon an evaluation and working with software vendors, the Company determined that upgrading its existing accounting software to a current version would enable the computer systems to function properly with respect to dates in the year 2000 and thereafter, with minimal cost to the Company. This upgrade has been completed. The Company is still evaluating the effect of the Year 2000 on non-information technology systems, including telephone systems, office and rig-based electronic equipment and devices with embedded microprocessors. Additionally, the Company is currently contacting all key vendors and suppliers to ensure that they have a Year 2000 compliance plan in an effort to minimize the Company's exposure to their potential Year 2000 problems. The Company anticipates completion of its evaluation of non-information technology equipment, key vendors and suppliers and any remedial action and/or a contingency plan, if necessary, by mid-1999. With modifications to existing software and conversions to new software, the Year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. However, if such modifications or conversions are not made or are not completed on time or if the Company's Year 2000 issues are more complicated or costly than the Company currently estimates, the Year 2000 issue could have a material adverse impact on the Company. The Company believes that it will be able to implement successfully the changes necessary to address the Year 2000 issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries;
(vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the risks of delay and cost overruns attendant to large construction projects such as the upgrade and refurbishment of certain of the Company's rigs, including shortages of material or skilled labor, engineering problems, latent defects or damage to current equipment, work stoppages, weather interference and inability to obtain requisite permits or approvals; (ix) the continuation of market and other conditions similar to those in which the Company incurred net losses for the three months ended March 31, 1999; (x) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xi) the re-negotiation or cancellation of the long-term contracts for the MARINE 700 or the MARINE 500, whether as a result of the Company's failure to deliver the rig on time and in accordance with contract specifications or because of some other reason; (xii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiv) adverse uninsured litigation results; and (xv) adverse tax consequences with respect to operations. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Amended Credit Facility. Interest on borrowings under the Amended Credit Facility is at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months, with longer periods requiring bank approval. At March 31, 1999, the Company had $120 million outstanding under its Amended Credit Facility. Based upon this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.2 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

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


(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the first quarter of 1999

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARINE DRILLING COMPANIES, INC.
                                       (Registrant)



Date: May 10, 1999                 By  /s/  T. Scott O'Keefe
                                       ----------------------------------------
                                       T. Scott O'Keefe
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date: May 10, 1999                 By  /s/  Dale W. Wilhelm
                                       ----------------------------------------
                                       Dale W. Wilhelm
                                       Vice President and Controller
                                       (Principal Accounting Officer)

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