Form 10-Q
period 1999-06-30
MARINE DRILLING COMPANIES INC
filed 1999-08-13
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                         -------------------------------

                                    FORM 10-Q


         (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM              TO
                                                 ------------    -------------

                         COMMISSION FILE NUMBER: 0-18309

                         -------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X].   No ___.

   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JULY 27, 1999 -- 57,129,516


================================================================================

                         MARINE DRILLING COMPANIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.   Index to Financial Statements
                Independent Auditors' Review Report........................   1

                Consolidated Balance Sheets -
                June 30, 1999 (unaudited) and December 31, 1998............   2

                Consolidated Statements of Operations (unaudited) -
                Three and Six Months Ended June 30, 1999 and 1998..........   3

                Consolidated Statements of Cash Flows (unaudited) -
                Six Months Ended June 30, 1999 and 1998....................   4

                Notes to Consolidated Financial Statements.................   5


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......  18


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................  19

Item 3.   Defaults Upon Indebtedness.......................................  19

Item 4.   Submission of Matters to a Vote of Security Holders..............  20

Item 6.   Exhibits and Reports on Form 8-K.................................  20


SIGNATURES.................................................................  21

                                      (i)

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of June 30, 1999, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the related consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

      Houston, Texas
      July 27, 1999

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                      JUNE 30,    DECEMBER 31,
                                                                       1999            1998
                                                                     ---------      ---------
                                                                    (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $  35,813      $  12,576
   Accounts receivable - trade and other, net                           13,370         23,176
   Prepaid expenses and other                                            3,742          3,290
   Inventory                                                               435            579
                                                                     ---------      ---------
       Total current assets                                             53,360         39,621

Property and equipment                                                 666,305        500,510
   Less accumulated depreciation                                        78,316         68,881
                                                                     ---------      ---------

       Property and equipment, net                                     587,989        431,629
Other                                                                    2,221          4,434
                                                                     ---------      ---------
                                                                     $ 643,570      $ 475,684
                                                                     =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                 $ 150,000      $      --
   Accounts payable                                                     12,745          8,927
   Accrued expenses                                                     46,575         20,667
   Current tax liability                                                    --          2,558
   Employer's liability claims, current                                    773            770
                                                                     ---------      ---------
       Total current liabilities                                       210,093         32,922

   Long-term debt                                                           --         50,000

Employer's liability claims, non-current and other                       1,771          2,046

Deferred income taxes                                                   25,556         29,128

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 57,119,213 and 52,365,537 shares,
     as of June 30, 1999 and December 31, 1998, respectively               571            524
   Common stock restricted                                              (1,368)        (1,596)
   Additional paid-in capital                                          262,401        206,603
   Retained earnings from January 1, 1993                              144,546        156,057
                                                                     ---------      ---------
       Total shareholders' equity                                      406,150        361,588
                                                                     ---------      ---------
Commitments and contingencies                                               --             --
                                                                     ---------      ---------
                                                                     $ 643,570      $ 475,684
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                       ------------------------      ------------------------
                                          1999          1998           1999            1998
                                       ---------      ---------      ---------      ---------
Revenues                               $  15,503      $  64,141      $  35,330      $ 121,605

Costs and Expenses:
     Contract drilling                    15,722         25,153         33,294         49,206
     Depreciation and amortization         4,763          5,134          9,491         10,167
     General and administrative            3,422          2,990          6,897          5,890
                                       ---------      ---------      ---------      ---------
                                          23,907         33,277         49,682         65,263
                                       ---------      ---------      ---------      ---------
       Operating income (loss)            (8,404)        30,864        (14,352)        56,342
                                       ---------      ---------      ---------      ---------
Other Income (Expense):
     Interest expense                       (308)          (153)          (421)          (239)
     Interest income                         282            551            425          1,088
     Other income                              4            207            (41)           477
                                       ---------      ---------      ---------      ---------
                                             (22)           605            (37)         1,326
                                       ---------      ---------      ---------      ---------
Income (loss) before income taxes         (8,426)        31,469        (14,389)        57,668

Income tax expense (benefit)              (1,683)        11,360         (2,878)        20,801
                                       ---------      ---------      ---------      ---------
Net income (loss)                      $  (6,743)     $  20,109      $ (11,511)     $  36,867
                                       =========      =========      =========      =========

Earnings (loss) per share:
     Basic                             $   (0.12)     $    0.38      $   (0.22)     $    0.71
     Diluted                           $   (0.12)     $    0.38      $   (0.22)     $    0.70

Average common shares outstanding:
     Basic                                54,313         52,240         53,363         52,114
     Diluted                              54,313         52,932         53,363         52,765

               See notes to consolidated financial statements and
                     accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ------------------------
                                                                                   1999           1998
                                                                                ---------      ---------
Cash Flows From Operating Activities:
    Net income (loss)                                                           $ (11,511)     $  36,867
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Deferred income taxes                                                      (3,572)         5,911
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                     87          1,928
        Depreciation and amortization                                               9,491         10,167
        Changes in operating assets and liabilities:
          Receivables                                                               9,806         11,812
          Other current assets                                                       (308)           792
          Payables, accrued expenses, current taxes and
            employer's liability claims                                            26,896         26,799
          Other                                                                     3,436         (1,527)
                                                                                ---------      ---------
            Net cash provided by operating activities                              34,325         92,749
                                                                                ---------      ---------
Cash Flows From Investing Activities:
    Purchase of equipment                                                        (165,870)       (66,352)
    Proceeds from disposition of equipment                                              9            574
    Acquisition of remaining minority interest in consolidated subsidiary              --         (2,319)
                                                                                ---------      ---------
            Net cash used in investing activities                                (165,861)       (68,097)
                                                                                ---------      ---------
Cash Flows From Financing Activities:
    Proceeds from long-term debt                                                  100,000             --
    Proceeds from sale of common stock                                             54,396             --
    Proceeds from exercise of stock options                                           377            687
                                                                                ---------      ---------
            Net cash provided by financing activities                             154,773            687
                                                                                ---------      ---------

Net increase in cash and cash equivalents                                          23,237         25,339
Cash and cash equivalents at beginning of period                                   12,576         20,619
                                                                                ---------      ---------
Cash and cash equivalents at end of period                                      $  35,813      $  45,958
                                                                                =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                               $   2,378      $     189
    Income taxes paid                                                               3,165         10,207


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 10,500 and 62,300 shares in 1999 and 1998 respectively, of
      restricted common stock                                                   $     133      $     958
    Forfeitures of 4,175 and 1,650 shares in 1999 and 1998 respectively, of
      restricted common stock                                                         (39)           (25)

               See notes to consolidated financial statements and
                     accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the six months ended June 30, 1999 included herein has been subjected to a limited review by KPMG LLP, the Registrants' independent auditors, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      EARNINGS PER SHARE

         The Company's basic earnings (loss) per share, which is based upon the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.), for the quarters ended June 30, 1999 and 1998 is $(0.12) and $0.38, respectively. For the three and six month periods ended June 30, 1999, there were 2,644,725 stock options outstanding that were not included in the computation of diluted earnings per share. Common stock equivalents with a weighted average of 692,000 and 651,000 are reflected in the calculation of diluted earnings per share for the three and six-month periods ended June 30, 1998, respectively. There were 205,000 stock options outstanding which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares for the three and six month periods ended June 30, 1998. No adjustment to net income was made in calculating diluted earnings per share for the three and six-month periods ended June 30, 1999 and 1998.

(3)      CREDIT FACILITY

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing up to $200 million to be used for rig acquisitions and upgrades. The Credit Facility is a five-year revolver and is secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. As of June 30, 1999, $150 million was outstanding under the Credit Facility. As of August 10, 1999, the Company has $175 million outstanding under the Credit Facility.

         As of June 30, 1999, the Company was unable to satisfy the positive working capital and ratio of indebtedness to EBITDA financial covenants in the Credit Facility. The ratio of indebtedness to EBITDA covenant requires that the ratio of indebtedness to EBITDA for the twelve-month period ending on any given date, be no greater than 3.0 to 1.0. Under the Credit Facility, the Company's failure to satisfy these covenants gives the banks the right to accelerate any outstanding amounts. As such, the $150 million outstanding under the Credit Facility at June 30, 1999 has been reflected as a current liability in the accompanying balance sheet. Also, as a result of the financial defaults, the Company is currently unable to borrow, if necessary, the remaining $25 million available under the Credit Facility as of August 10, 1999.

         The Company is currently in discussions with the banks about amending the Credit Facility and hopes to reach an agreement with the banks in the near-term. However, there can be no assurances that the Company will be able to amend the Credit Facility or that this breach of the financial covenants will not have a material adverse effect on the Company's liquidity. If the banks exercised their right to accelerate repayment of the outstanding balance, the Company would be required to seek alternative financing. Alternatives could include, but are not limited to,

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

another credit facility, Maritime Administration ("MARAD") financing, and public or private debt or equity offerings.

         During the six months ended June 30, 1999, the Company incurred $3.1 million of interest expense, including amortization of deferred financing costs related to the Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. Accordingly, $2.7 million of interest expense was capitalized during the six months ended June 30, 1999. There was no capitalized interest expense for the first six months of 1998.

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

         Shipyard Contracts -- In December 1997, the company entered into an agreement whereby HAM Marine, Inc., now Friede Goldman International, Inc. ("FGI") would complete construction of the MARINE 700 semi-submersible drilling rig in their shipyard in Pascagoula, Mississippi for $87 million. The shipyard contract calls for FGI to fabricate certain components of the rig and install certain drilling equipment provided by the Company ("Owner Furnished Equipment" or "OFE"). The shipyard contract calls for monthly progress payments based on the percent complete.

         The Company originally estimated that the OFE would cost approximately $99 million including capitalized interest and other soft costs resulting in a total estimated cost to complete the drilling rig of $186 million. As of June 30, 1999, the Company has paid FGI approximately $108 million in progress payments and change orders and has incurred approximately $107 million for OFE and other related construction costs.

         The shipyard contract initially contemplated a delivery date of February 17, 1999. However, due in part to three tropical storms along the Mississippi Gulf Coast, including Hurricane Georges, and engineering and construction delays, completion of the MARINE 700 was delayed. On August 5, 1999, the rig was accepted by Esso, the Company's customer and on August 9, 1999, the MARINE 700 departed for its first deep-water drilling location, where it will continue to operate for Esso, under the parties amended five-year drilling contract. Due to the delays, the anticipated construction and outfitting cost has increased to approximately $237 million. Included in the increase over the original cost estimate is the cost of change orders initiated by Esso. Current estimates for the cost of these change orders is approximately $6.2 million which the Company is entitled to recover through an increase in the dayrate during the term of the five-year drilling contract of approximately $3,500 per day.

         In December 1997, the Company signed a contract with Jurong Shipyard Limited ("Jurong") in Singapore to upgrade the MARINE 500 to fourth-generation capabilities for approximately $38 million. Change orders have now increased the shipyard costs to approximately $55 million. In addition to this $55 million, OFE, capitalized interest and project management costs amount to approximately $76 million resulting in a total cost to upgrade the drilling rig of approximately $131 million. The contract anticipated that the rig would arrive in the Singapore

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

shipyard on July 15, 1998 and be completed by December 31, 1998. However, the MARINE 500 did not arrive in the shipyard until October 13, 1998 due to an extension of work under its previous drilling contract. Construction on the MARINE 500 was completed and the rig began operations on July 5, 1999.

         Charter Agreement -- In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey ("SBMGS") to charter the KANTAN 3 (now referred to as the MARINE 510), a semi-submersible rig, for a period of five years. The MARINE 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement began in mid-May 1998. The Charter Agreement and related agreements required the Company to pay approximately $26,000 per day during the first year, $23,000 per day during the second year and $24,500 per day for the last three years of the charter for each day that the MARINE 510 is working. The rig has not worked since November 1998. On July 21, 1999, the Company terminated the Charter Agreement for the MARINE 510. The termination agreement provides that if market conditions improve and the rig becomes available to work outside of Chinese waters, the Company and SBMGS anticipate entering into another Charter Agreement upon mutually agreeable terms or upon the same terms as the original Charter Agreement.

         Marketing Agreement for NANHAI VI -- In August 1998, the Company entered into an agreement effective through October 1, 1999, with China's Southern Drilling Company to market and manage the 1500-foot water depth rated semi-submersible NANHAI VI. The Company recently extended the agreement for an additional six months through March 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. If the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. The Company is actively marketing the rig, which is currently working, but would be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

         The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):

                                         JACK-UP        SEMI        CORPORATE &
                                        OPERATIONS    OPERATIONS       OTHER           TOTAL
                                        ----------    ----------    -----------      ---------
THREE MONTHS ENDED:

    JUNE 30, 1999
        Revenues                        $  15,472      $      31      $      --      $  15,503
        Operating Income (Loss)            (3,383)          (791)        (4,230)        (8,404)
        Identifiable Assets               151,018        440,821         51,731        643,570
        Capital Expenditures                  343         94,859            261         95,463
        Depreciation & Amortization         3,954              1            808          4,763

    JUNE 30, 1998
        Revenues                        $  54,709      $   9,432      $      --      $  64,141
        Operating Income (Loss)            30,923          3,609         (3,668)        30,864
        Identifiable Assets               159,092        182,719         64,045        405,856
        Capital Expenditures                  972         37,693          3,477         42,142
        Depreciation & Amortization         3,479            977            678          5,134

SIX MONTHS ENDED:

    JUNE 30, 1999
        Revenues                        $  35,299      $      31      $      --      $  35,330
        Operating Income (Loss)            (4,171)        (1,678)        (8,503)       (14,352)
        Identifiable Assets               151,018        440,821         51,731        643,570
        Capital Expenditures                  937        164,441            492        165,870
        Depreciation & Amortization         7,883              2          1,606          9,491

    JUNE 30, 1998
        Revenues                        $ 106,517      $  15,088      $      --      $ 121,605
        Operating Income (Loss)            57,613          5,934         (7,205)        56,342
        Identifiable Assets               159,092        182,719         64,045        405,856
        Capital Expenditures                2,622         59,594          4,136         66,352
        Depreciation & Amortization         6,888          1,964          1,315         10,167

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                      AS OF AND FOR THE THREE     AS OF AND FOR THE SIX
                        MONTHS ENDED JUNE 30,     MONTHS ENDED JUNE 30,
                        ---------------------     ---------------------
                          1999         1998         1999         1998
                        --------     --------     --------     --------
Revenues:
     United States      $ 15,472     $ 46,585     $ 35,299     $ 90,504
     India                    --        1,340           --        2,639
     Southeast Asia           31       16,216           31       28,462
Long-Lived Assets:
     United States       344,533      198,558      344,533      198,558
     India                    --       12,755           --       12,755
     Southeast Asia      209,837      105,851      209,837      105,851
     Other Foreign        33,619           --       33,619           --

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the six months ending June 30, 1999 and 1998, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):

                                           1999                   1998
                                    --------------------  -------------------
                                              % OF TOTAL            % OF TOTAL
                                    REVENUE     REVENUE    REVENUE    REVENUE
                                    -------   ----------   -------  ----------
Customer A - Jack-up Operations     $14,036        40%     $26,423       22%

Customer B - Jack-up Operations          --        --       13,105       11%

Customer C - Jack-up Operations     $ 3,615        10%          --       --

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

(6)      SUBSEQUENT EVENTS

         On July 5, 1999, the Company delivered the MARINE 500 semi-submersible drilling rig to West Australian Petroleum Pty, Ltd. ("WAPET"). Upon acceptance by WAPET, the rig left Singapore for Western Australia and began operating under its long-term contract. Also, in accordance with the MARINE 500 drilling contract with WAPET, the Company is entitled to a $6 million fee when WAPET accepted the rig. The MARINE 500 is currently drilling on the first well location in Western Australia.

         On July 13, 1999, the Company tendered the MARINE 700 semi-submersible drilling rig to Esso for acceptance. Esso did not accept the rig based on their belief that the unit was not ready. On July 23, 1999, the Company signed an amendment to the MARINE 700 drilling contract with Esso providing an extension of the delivery deadline and a reduction in the initial dayrate. The reduced initial dayrate is $130,000 per day (not including approximately $3,500 per day for recovery of the cost of Esso change orders) and is subject to annual market escalation in years 2 through 5, such that total revenue from the contract could range from $237 million to $302 million depending on drilling market conditions. On August 5, 1999, the rig was accepted by Esso and on August 9, 1999, the MARINE 700 departed for its first deep-water drilling location, where it will continue to operate for Esso, under the parties' amended five-year drilling contract.

         On July 21, 1999, the Company terminated the charter agreement with SBMGS for the MARINE 510. The termination agreement provides that if market conditions improve and the rig becomes available to work outside of Chinese waters, the Company and SBMGS anticipate entering into another charter agreement upon mutually agreeable terms or upon the same terms as the original charter agreement.

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

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices declined significantly beginning in October 1997, and reached multi-year lows in various markets in early 1999. As a result of oil price declines in 1998 and early 1999, oil and gas companies have made significant cutbacks in their drilling programs. This has reduced industry-wide rig utilization including the U.S. Gulf of Mexico, where the Company operates most of its rigs, which has not only sharply reduced dayrates, but also shortened the average length of drilling contracts. Recently oil and gas prices have improved, however, some stability in these commodity prices must be sustained before exploration and production spending by the oil and gas companies will increase.

         The following table sets forth current rig utilization rates and average utilization rates for the six months ended June 30, 1999 and 1998, according to Offshore Data Services:

                                                    SIX MONTHS ENDED JUNE 30,
                                       AS OF        -------------------------
                                   JULY 27, 1999        1999        1998
                                   -------------    -----------    ----------
Gulf of Mexico jack-up rigs             66%              61%         90%
Worldwide jack-up rigs                  65%              66%         87%
Worldwide semi-submersible rigs         65%              65%         79%

         As of July 27, 1999, nine of the Company's 15 jack-up rigs are committed under short-term well-to-well contracts, one rig is under a term contract that expires in the first quarter of 2000, and the remaining five rigs are idle. All of the currently committed rigs are in the U.S. Gulf of Mexico. The Company currently has no international jack-up rigs working. The MARINE 500 semi-submersible rig began operating in July 1999 in Western Australia under a long-term drilling contract that expires December 31, 2001. On August 5, 1999, the MARINE 700 was accepted by the customer and departed the shipyard for a U.S. Gulf of Mexico deep-water location to conduct a mooring test. In addition to the recent declines in rig utilization, current dayrates for jack-up drilling rigs are substantially less than the dayrates that generally prevailed during most of 1998 and are at or near cash operating costs. These current market conditions will adversely affect the Company's results of operations for at least the near term, substantially reducing its revenues, cash flows and earnings.

CONTRACTS AND CUSTOMERS

         The Company obtains most of its drilling contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first six months of 1999, the Company performed services for approximately 20 different customers. For the period ended June 30, 1999, Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 40% of the Company's total consolidated revenues and Walter Oil & Gas Corporation accounted for approximately 10% of revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. Management believes, however, the Company would have alternative customers for its services if it lost any single customer, and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis. See Note 5 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

         MARINE 700 Drilling Contract. In January 1998, the Company signed a long-term drilling contract with Esso Exploration Inc. ("Esso"), an affiliate of Exxon Corporation, for the MARINE 700. The contract had an initial term of three years and gave Esso the option to extend the contract to a five-year term. In June 1998, Esso exercised the option to extend the contract to five years, with a normal operating dayrate of $165,410 per day ($159,910 per day during moving and standby and $136,650 per day during force majeure events). In addition to the normal operating dayrate, the Company will be entitled to obtain approximately $3,500 per day cost recovery for certain construction and equipment changes requested by Esso during the construction process. The dayrates are also subject to adjustments for changes in indexed operating cost elements, changes in costs arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements. The Esso contract was expected to generate aggregate dayrate revenues of approximately $302 million at full utilization, not including the additional construction cost recoveries. The contract also entitles Esso to elect up to five additional one-year extensions of the primary term at mutually agreeable dayrates.

         The MARINE 700 contract required that the rig meet certain design specifications and construction quality standards. In addition to the design specifications being met, the rig was to be delivered by July 15, 1999. If the Company did not deliver the rig by July 15, 1999 or failed to meet the contractual design specifications, then Esso had the right to cancel the contract unless the delay was caused by Esso or its subcontractors.

         On July 13, 1999, the Company tendered the rig to Esso for acceptance. Esso did not accept the rig based on their belief that the unit was not ready. On July 23, 1999, the Company signed an amendment to the MARINE 700 drilling contract with Esso providing an extension of the delivery deadline and a reduction in the initial dayrate. The reduced initial dayrate is $130,000 per day (not including approximately $3,500 per day for recovery of the cost of Esso change orders) and is subject to annual market escalation in years 2 through 5, such that total revenue from the contract could range from $237 million to $302 million depending on drilling market conditions. On August 5, 1999, the rig was accepted by Esso and on August 9, 1999, the MARINE 700 departed for its first deep-water drilling location, where it will continue to operate for Esso, under the parties' amended five-year drilling contract.

         MARINE 500 Drilling Contract. In July 1997, the Company entered into a drilling contract with a drilling consortium led by West Australian Petroleum Pty. Limited ("WAPET") for the MARINE 500. The consortium consists of WAPET, Indonesia Petroleum, Ltd. ("INPEX") and Mobil Exploration and Producing Australia ("MEPA"). Certain other oil companies have an option to participate in the consortium. The contract required the Company, prior to delivery of the rig, to upgrade the rig to work in water depths up to 5,000 feet with 15,000 psi drilling equipment, as described below. The contract was originally scheduled for a three-year term beginning in January 1999. However, because the rig was delayed in arriving to the shipyard for the upgrade work as a result of work extensions for its previous customer, the rig was not delivered until July 5, 1999. This delay, however, did not extend the term of the contract, so the contract will still expire on December 31, 2001. During the term of this contract, the MARINE 500 will work predominately in Western Australia, although the contract entitles the consortium members to use the rig in Southeast Asia, the Pacific Rim, and New Zealand.

         The consortium drilling contract is a master agreement that contemplates separate drilling contracts with the individual consortium members at a base dayrate of $127,500, which is adjusted for each contract based on operating costs in the area in which the rig is to be used. Two of the consortium members, WAPET and INPEX, have committed drilling contracts under the consortium agreement and have agreed under the consortium agreement to be liable for the contract minimum payments to the Company for the initial contract term ending December 31, 2001. The optional consortium members have made no commitments under the agreement, and are not liable for any payments under the consortium contract until they commit to a drilling contract. The INPEX drilling contract is a two-well contract with up to three option wells to be drilled at an operating dayrate of $150,000 per day. The WAPET drilling contract provides for a dayrate of $168,600 for an unspecified number of wells. Under the contract, a mobilization rate of $166,240, or 98.6% of the operating dayrate, began when the rig left the shipyard in Singapore, at which time the Company was also entitled under the consortium drilling contract to receive a fee of $6,000,000. The rig is currently on location in Western Australia drilling the first well for WAPET. The contract provides that the consortium can terminate the contract at any time after January 1, 2001 in exchange for a termination payment of $95,890 for each day remaining in the term of the contract, subject to offset if the rig is otherwise employed. In addition, either party can terminate the WAPET drilling contract after 20 days of certain force majeure events and in the event of certain breaches.

         MARINE 510 Charter. In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey ("SBMGS") to charter the KANTAN 3 (now referred to as the MARINE 510), a semi-submersible rig, for a period of five years. The MARINE 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement began in mid-May 1998. The Charter Agreement and related agreements required the Company to pay approximately $26,000 per day during the first year, $23,000 per day during the second year and $24,500 per day for the last three years of the charter for each day that the MARINE 510 is working. The rig has not worked since November 1998. On July 21, 1999, the Company terminated the Charter Agreement for the MARINE 510. The termination agreement provides that if market conditions improve and the rig becomes available to work outside of Chinese waters, the Company and SBMGS anticipate entering into another Charter Agreement upon mutually agreeable terms or upon the same terms as the original Charter Agreement.

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with China's Southern Drilling Company to market the 1500-foot water depth rated semi-submersible NANHAI VI. The Company recently extended the agreement for an additional six months through March 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. If the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. Under the agreement, the Company is to receive $3,000 per day in management fees while the rig is operating and 50% of all rig-level profits after management fees and amortization over a 36-month period of the costs of any upgrades to the vessel. The Company is actively marketing the rig, which is currently working on its owner's behalf, but would be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                              FOR THE THREE MONTHS       FOR THE SIX MONTHS ENDED
                                                  ENDED JUNE 30,                  JUNE 30,
                                             -----------------------     ------------------------
                                               1999           1998          1999            1998
                                             --------       --------      --------       --------
Jack-ups
      Operating days                              836          1,269         1,646          2,502
      Utilization (1)                              61%            99%           61%            99%
      Average revenue per day                $ 18,507       $ 43,112      $ 21,445       $ 42,573
      Revenue                                  15,472         54,709        35,299        106,517
      Contract drilling expense                14,901         20,307        31,587         42,016
      Depreciation                              3,954          3,479         7,883          6,888
      Operating income (loss)                  (3,383)        30,923        (4,171)        57,613

Semi-submersibles
      Operating days                               --            131            --            221
      Utilization (1)                               0%           100%            0%           100%
      Average revenue per day                $     --       $ 72,000      $     --       $ 68,271
      Revenue                                      31          9,432            31         15,088
      Contract drilling expense                   821          4,846         1,707          7,190
      Depreciation                                  1            977             2          1,964
      Operating income (loss)                    (791)         3,609        (1,678)         5,934

Total Company:
      Operating days                              836          1,400         1,646          2,723
      Utilization (1)                              57%            99%           57%            99%
      Average revenue per day                $ 18,544       $ 45,815      $ 21,464       $ 44,658
      Revenue                                  15,503         64,141        35,330        121,605
      Contract drilling expense                15,722         25,153        33,294         49,206
      Depreciation and amortization             4,763          5,134         9,491         10,167
      General and administrative expense        3,422          2,990         6,897          5,890
      Operating income (loss)                  (8,404)        30,864       (14,352)        56,342

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had no non-marketed rigs during the second quarter of 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998 the Company had no non-marketed rigs and an average of 0.2 non-marketed rigs, respectively.

         Revenues. The Company's drilling revenues decreased $48,638,000 or 76%, and $86,275,000 or 71% during the three and six-month periods ended June 30, 1999, respectively, as compared to corresponding periods in 1998. The decrease in revenues for the three and six month periods ended June 30, 1999 was primarily due to decreased average daily revenue and rig utilization. Average daily revenue and rig utilization declined to $18,544 and 57% for the quarter ended June 30, 1999 as compared to $45,815 and 99% for the same period in 1998. For the six months ended June 30, 1999 the average daily revenue and rig utilization decreased to $21,464 and 57% from average daily revenue of $44,658 and rig utilization of 99% for the same period in 1998.

         Contract Drilling Expenses. Contract drilling expenses for the three and six months ended June 30, 1999 decreased $9,431,000 or 37%, and $15,912,000 or 32% compared to the same periods in 1998. The decrease was primarily a result of lower repairs and maintenance expense and labor costs, due to low utilization rates.

         Depreciation and Amortization. Depreciation and amortization expense for the three and six months ended June 30, 1999 decreased $371,000 and $676,000, respectively, compared to the same periods in 1998. The decrease in 1999 was attributable to the MARINE 500 which is not being depreciated while in the shipyard being upgraded to fourth-generation semi-submersible capabilities, partially offset by the depreciation costs associated with the MARINE 306 which was acquired in December 1998.

         General and Administrative. General and administrative expenses for the three and six month periods ended June 30, 1999 increased $432,000 or 14% and $1,007,000 or 17% respectively, compared to the three and six months ended June 30, 1998. The increase was attributed to non-recurring severance costs and professional service fees incurred in 1999.

         Interest Expense. Interest expense for the six months ended June 30, 1999 was $421,000 compared to $239,000 for the same period in 1998. The increase was primarily the result of increased borrowings on the Amended Credit Facility, net of capitalized interest.

         Interest Income. Interest income decreased $269,000 or 49% and $663,000 or 61% respectively, for the three and six months of ended June 30, 1999 from the comparable prior-year period. The decrease was related primarily to decreased cash balances as a result of expenditures related to the Company's two major construction and upgrade projects.

         Income Taxes. Income tax expense decreased for the three and six month periods ended June 30, 1999 as compared to the same period in 1998, primarily due to a decrease in the Company's pretax income.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At June 30, 1999, the Company had negative working capital of $156,733,000 as compared to working capital of $6,699,000 at December 31, 1998. The large negative working capital at June 30, 1999 was primarily due to the classification as a current liability of $150,000,000 million outstanding under the Company's credit facility as a result of a default of certain financial covenants in the facility. See the discussion of the credit facility and related defaults below.

         Net cash provided by operating activities for the six months ended June 30, 1999 decreased by $58,424,000 to $34,325,000 compared to $92,749,000 for the same period in the prior year. The decrease is primarily attributable to the decreased dayrates and rig operating activity. Cash used in investing activities increased $97,764,000 during the first six months of 1999 to $165,861,000 from $68,097,000 during the same period in 1998 due primarily to capital expenditures related to the completion of the MARINE 700 and upgrade of the MARINE 500. Net cash provided by financing activities during the six months ended June 30, 1999 consisted primarily of $100,000,000 in proceeds from long-term debt borrowings and $54,396,000 in net proceeds from the sale of 4,600,000 shares of common stock in May 1999.

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing up to $200,000,000 to be used for rig acquisitions and upgrades. The Credit Facility is a five-year revolver and is secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin of .75% to 1.25% with margins determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. As of June 30, 1999, $150,000,000 was outstanding under the Credit Facility. As of August 10, 1999, the Company has $175,000,000 outstanding under the Credit Facility.

         As of June 30, 1999, the Company was unable to satisfy the positive working capital and ratio of indebtedness to EBITDA financial covenants in the Credit Facility. The ratio of indebtedness to EBITDA covenant requires that the ratio of indebtedness to EBITDA for the twelve-month period ending on any given date, be no greater than 3.0 to 1.0. Under the Credit Facility, the Company's failure to satisfy these covenants gives the banks the right to accelerate any outstanding amounts. As such, the $150 million outstanding under the Credit Facility at June 30, 1999 has been reflected as a current liability in the accompanying balance sheet. Also, as a result of the financial defaults, the Company is currently unable to borrow, if necessary, the remaining $25 million available under the Credit Facility as of August 10, 1999.

         The Company is currently in discussions with the banks about amending the Credit Facility and hopes to reach an agreement with the banks in the near-term. However, there can be no assurances that the Company will be able to amend the Credit Facility or that this breach of the financial covenants will not have a material adverse effect on the Company's liquidity. If the banks exercised their right to accelerate repayment of the outstanding balance, the Company would be required to seek alternative financing. Alternatives could include, but are not limited to, another credit facility, Maritime Administration ("MARAD") financing, and public or private debt or equity offerings.

         During 1997, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under longer-term contracts. In July 1997, the Company entered into a contract for the MARINE 500 that expires on December 31, 2001 and is expected to produce total revenues of approximately $148,000,000 beginning July 1999.

         In January 1998, the Company obtained a three-year contract with an option to extend to a five-year term for the MARINE 700. In June 1998 the customer exercised the option and extended the contract to five years. The contract provided for aggregate dayrate revenues of approximately $302,000,000 over its five-year term. On July 23, 1999, the Company signed an amendment to the MARINE 700 drilling contract with Esso providing an extension of the delivery deadline and a reduction in the initial dayrate. The reduced initial dayrate is $130,000 per day (not including approximately $3,500 per day for recovery of the cost of Esso change orders) and is subject to annual market escalation in years 2 through 5, such that total revenue from the contract could range from $237,000,000 to $302,000,000 depending on drilling market conditions.

         Construction of MARINE 700. In May 1997, the Company acquired the uncompleted hull of the MARINE 700 for approximately $55,000,000. In December 1997, the Company entered into an agreement with HAM Marine, Inc., now Friede Goldman International, Inc. ("FGI") under which FGI would complete construction of the MARINE 700 semi-submersible drilling rig for $87,000,000. The shipyard contract calls for FGI to fabricate certain components of the rig and install certain owner furnished equipment ("OFE"). The shipyard contract calls for monthly progress payments based on the percentage of completion. The Company originally estimated that the OFE would cost approximately $99,000,000 including capitalized interest and project management costs resulting in a total estimated cost to complete the drilling rig of $186,000,000 (exclusive of the $55,000,000 hull acquisition cost). As of June 30, 1999, the Company has paid FGI approximately $108,000,000 in progress payments and change orders and has incurred approximately $107,000,000 for OFE and other related construction costs.

         The shipyard contract initially contemplated a delivery date of February 17, 1999. However, due to engineering, construction, weather and other delays, completion of the MARINE 700 was delayed until July 13, 1999. On August 5, 1999, the rig was accepted by Esso, the Company's customer, under the parties amended five-year drilling contract. Additionally, the anticipated construction and outfitting cost has increased to approximately $237,000,000. Included in the increase over the original cost estimate is the cost of change orders initiated by Esso. Current estimates for the cost of these change orders is approximately $6,200,000, which the Company will recover through an increase in the dayrate during the term of the five-year drilling contract of approximately $3,500 per day.

         MARINE 500 Upgrade. In December 1997, the Company signed a contract with Jurong Shipyard Limited ("Jurong") in Singapore to upgrade the MARINE 500 to fourth-generation capabilities for approximately $38,000,000. Change orders have now increased the shipyard costs to approximately $55,000,000. In addition to this $55,000,000, OFE, capitalized interest and project management costs amount to approximately $76,000,000, resulting in a total estimated cost to complete the drilling rig of approximately $131,000,000. The contract anticipated that the rig would arrive in the Singapore shipyard on July 15, 1998 and be completed by December 31, 1998. However, the MARINE 500 did not arrive in the shipyard until October 13, 1998 due to an extension of work under its previous drilling contract. Construction was completed and the rig began operations on July 5, 1999.

         Capital Resources. During the first six months of 1999 the Company expended $165,870,000 in capital expenditures consisting primarily of disbursements for (i) the completion of the MARINE 700, (ii) the upgrade of the MARINE 500, and (iii) the purchase of other rig machinery.

         The Company expects to spend approximately $193,000,000 in 1999 for capital expenditures, consisting primarily of expenditures to upgrade and complete the MARINE 500 and MARINE 700.

         The Company will continue to pursue acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the Credit Facility, pending resolution of financial covenant defaults, or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefore, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their capability to obtain longer-term contracts. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program, is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made, and other factors.

         The Company anticipates that its available funds, together with cash generated from operations and amounts that may be borrowed under the Credit Facility, pending resolution of financial covenant defaults, and other potential funding sources, such as increased credit facilities and private or public debt or equity offerings, will be sufficient to fund its required capital expenditures, working capital and debt service requirements for the foreseeable future. Future cash flows and the availability of other funding sources, however, are subject to a number of uncertainties, especially the condition of the oil and gas industry. The Company also is seeking, as discussed above, to reach an agreement with the banks to amend the Credit Facility and resolve the financial covenant defaults. Accordingly, there can be no assurance that these resources will be sufficient to fund the Company's cash requirements.

YEAR 2000 ISSUE

         In 1998 the Company began to evaluate and address potential problems associated with the year 2000 and the processing of date sensitive information by its computers and other systems. The Company utilizes third party software in all of its computer applications. The Company has upgraded both the accounting and payroll software to current versions that enable the computer systems to function properly with respect to dates in year 2000 and thereafter. All non-information technology office systems including the telephone system have been verified to be year 2000 compliant.

         Rig-based electronic equipment on 14 of the 17 rigs in the Company's fleet has either been verified to be year 2000 compliant or certified by the manufacturer as such. The evaluation of the three remaining rigs will be completed during the third quarter of 1999. Additionally, the risk of a disruption in drilling services due to problems associated with year 2000 issues is further minimized by redundant systems and/or manual operation of certain systems.

         Key vendors and suppliers have been contacted to ensure that they have a year 2000 compliance plan in an effort to minimize the Company's exposure to their potential year 2000 problems. Additionally, to further minimize the Company's exposure, critical spare parts and drilling supplies are stored at the Company's warehouse and storage facility in Rosharon, Texas and/or can be obtained from alternative vendors.

         Currently the Company has spent approximately $72,000 to ensure year 2000 compliance, including hardware and software expenditures. The company does not anticipate year 2000 compliance related expenditures to exceed $100,000. This estimate does not include internal labor costs for the Company's information technology personnel who spend a portion of their time working on year 2000 compliance issues. Based upon the system upgrades and year 2000 compliance work to date, the Company believes that the year 2000 will not pose any significant operational problems for the Company that could have a material adverse affect on the Company. However, there can be no assurances that the Company or its key vendors and suppliers will not encounter any year 2000 related problems that could result in a disruption of normal business activities and operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting for and disclosure of derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its reported results.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company;
(vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the risks of delay and cost overruns attendant to large construction projects such as the upgrade and refurbishment of certain of the Company's rigs, including shortages of material or skilled labor, engineering problems, latent defects or damage to current equipment, work stoppages, weather interference and inability to obtain requisite permits or approvals; (ix) the continuation of market and other conditions similar to those in which the Company incurred net losses for the six months ended June 30, 1999; (x) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xi) the re-negotiation or cancellation of the long-term contracts for the MARINE 700 or the MARINE 500, whether as a result of rig performance or because of some other reason; (xii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiv) adverse uninsured litigation results; and (xv) adverse tax consequences with respect to operations. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Credit Facility. Interest on borrowings under the Credit Facility is at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months, with longer periods requiring bank approval. On May 28, 1999, the Company elected to lock in $100 million of outstanding debt at a fixed LIBOR rate of 5.5% plus a margin for one year. On June 29, 1999, the Company then locked in $30 million of outstanding debt at a fixed LIBOR rate of 5.5% plus a margin for six months. The margin on these borrowings can range from 0.75% to 1.25% determined pursuant to a quarterly debt to EBITDA calculation. The current margin ratio for these borrowings is 0.875%. At June 30, 1999, the Company had $150 million outstanding under its Credit Facility. On the remaining $20 million balance an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.2 million on an annual basis. The Company's objective in fixing the interest rate on these borrowings was to protect itself against rising interest rates.

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

ITEM 3.  DEFAULTS UPON INDEBTEDNESS

         As of June 30, 1999, the Company was unable to satisfy the positive working capital and ratio of indebtedness to EBITDA financial covenants in the Credit Facility. The ratio of indebtedness to EBITDA covenant requires that the ratio of indebtedness to EBITDA for the twelve-month period ending on any given date, be no greater than 3.0 to 1.0. Under the Credit Facility, the Company's failure to satisfy these covenants gives the banks the right to accelerate any outstanding amounts. As such, the $150 million outstanding under the Credit Facility at June 30, 1999 has been reflected as a current liability in the accompanying balance sheet. Also, as a result of the financial defaults, the Company is currently unable to borrow, if necessary, the remaining $25 million available under the Credit Facility as of August 10, 1999.

         The Company is currently in discussions with the banks about amending the Credit Facility and hopes to reach an agreement with the banks in the near-term. However, there can be no assurances that the Company will be able to amend the Credit Facility or that this breach of the financial covenants will not have a material adverse effect on the Company's liquidity. If the banks exercised their right to accelerate repayment of the outstanding balance, the Company would be required to seek alternative financing. Alternatives could include, but are not limited to, another credit facility, Maritime Administration ("MARAD") financing, and public or private debt or equity offerings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 14, 1999. At the meeting, seven directors were elected by a vote of holders of Common Stock, as outlined in the company's Proxy Statement related to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees:

                                              VOTES CAST
                   -----------------------------------------------------------------
                                                              BROKER
   NOMINEE           TOTAL         IN FAVOR      WITHHELD    NON-VOTES    ABSTAINING
-------------      ----------     ----------     --------    ---------    ----------
Mr. Barbanell      39,165,769     38,877,515      288,254        --           --
Mr. Brown          39,165,769     38,877,515      288,254        --           --
Mr. Bull           39,165,769     38,877,515      288,254        --           --
Mr. Burton         39,165,769     38,877,515      288,254        --           --
Mr. Rask           39,165,769     38,877,515      288,254        --           --
Mr. Robson         39,165,769     38,877,515      288,254        --           --
Mr. Thomas         39,165,769     38,877,515      288,254        --           --
------------------------------------------------------------------------------------


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

(b)      Reports on Form 8-K:

         (1) The Company filed a Form 8-K report dated June 3, 1999 regarding a status update of the MARINE 700 and MARINE 500 drilling rigs.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MARINE DRILLING COMPANIES, INC.
                                          (Registrant)

Date: August 12, 1999                     By    /s/  T. Scott O'Keefe
                                              --------------------------------
                                              T. Scott O'Keefe
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date: August 12, 1999                     By    /s/  Dale W. Wilhelm
                                              --------------------------------
                                              Dale W. Wilhelm
                                              Vice President and Controller
                                              (Principal Accounting Officer)

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