Form 10-Q
period 1999-09-30
MARINE DRILLING COMPANIES INC
filed 1999-11-15
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            ------------------------

                                    FORM 10-Q


      (MARK ONE)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT OCTOBER 31, 1999 -- 57,183,158


================================================================================

                         MARINE DRILLING COMPANIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                                                                Page
                                                                                                                ----


PART I - FINANCIAL INFORMATION


Item 1.    Index to Financial Statements
                 Independent Auditors' Review Report.....................................................        1

                 Consolidated Balance Sheets -
                 September 30, 1999 (unaudited) and December 31, 1998....................................        2

                 Consolidated Statements of Operations (unaudited) -
                 Three and Nine Months Ended September 30, 1999 and 1998.................................        3

                 Consolidated Statements of Cash Flows (unaudited) -
                 Nine Months Ended September 30, 1999 and 1998...........................................        4

                 Notes to Consolidated Financial Statements..............................................        5


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................................................        9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................................       16


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................................       17

Item 6.    Exhibits and Reports on Form 8-K..............................................................       17


SIGNATURES...............................................................................................       19

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of September 30, 1999, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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



         Houston, Texas
         October 26, 1999

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                         SEPTEMBER 30,    December 31,
                                                                             1999            1998
                                                                         ------------    ------------
                                                                          (Unaudited)
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                             $      8,322    $     12,576
   Accounts receivable - trade and other, net                                  20,811          23,176
   Prepaid expenses and other                                                   2,802           3,290
   Inventory                                                                      407             579
                                                                         ------------    ------------

       Total current assets                                                    32,342          39,621

Property and equipment                                                        698,086         500,510
   Less accumulated depreciation                                               87,649          68,881
                                                                         ------------    ------------

       Property and equipment, net                                            610,437         431,629
Other                                                                           3,380           4,434
                                                                         ------------    ------------

                                                                         $    646,159    $    475,684
                                                                         ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                      $     19,986    $      8,927
   Accrued expenses                                                            11,625          20,667
   Current tax liability                                                           --           2,558
   Employer's liability claims, current                                           474             770
                                                                         ------------    ------------

       Total current liabilities                                               32,085          32,922

Long-term debt                                                                175,000          50,000

Other non-current liabilities                                                   4,713           2,046

Deferred income taxes                                                          24,775          29,128

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 57,146,049 and 52,365,537 shares,
     as of September 30, 1999 and December 31, 1998, respectively                 571             524
   Common stock restricted                                                     (1,196)         (1,596)
   Additional paid-in capital                                                 262,769         206,603
   Retained earnings from January 1, 1993                                     147,442         156,057
                                                                         ------------    ------------

       Total shareholders' equity                                             409,586         361,588
                                                                         ------------    ------------

Commitments and contingencies                                                      --              --
                                                                         ------------    ------------

                                                                         $    646,159    $    475,684
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         ------------------------    ------------------------
                                            1999          1998          1999          1998
                                         ----------    ----------    ----------    ----------

Revenues                                 $   35,263    $   63,452    $   70,593    $  185,057

Costs and Expenses:
     Contract drilling                       19,801        28,595        53,095        77,801
     Depreciation and amortization            9,622         5,341        19,113        15,508
     General and administrative               2,314         3,317         9,211         9,207
                                         ----------    ----------    ----------    ----------

                                             31,737        37,253        81,419       102,516
                                         ----------    ----------    ----------    ----------

       Operating income (loss)                3,526        26,199       (10,826)       82,541
                                         ----------    ----------    ----------    ----------

Other Income (Expense):
     Interest expense                        (2,144)         (104)       (2,565)         (343)
     Interest income                            378           379           803         1,467
     Other income                               323           335           282           812
                                         ----------    ----------    ----------    ----------

                                             (1,443)          610        (1,480)        1,936
                                         ----------    ----------    ----------    ----------

Income (loss) before income taxes             2,083        26,809       (12,306)       84,477

Income tax expense (benefit)                   (813)        9,884        (3,691)       30,685
                                         ----------    ----------    ----------    ----------

Net income (loss)                        $    2,896    $   16,925    $   (8,615)   $   53,792
                                         ==========    ==========    ==========    ==========

Earnings (loss) per share:
     Basic                               $     0.05    $     0.32    $    (0.16)   $     1.03
     Diluted                             $     0.05    $     0.32    $    (0.16)   $     1.02


Average common shares outstanding:
     Basic                                   57,133        52,289        54,633        52,173
     Diluted                                 57,708        52,623        54,633        52,728

               See notes to consolidated financial statements and
                      accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              ------------------------
                                                                                 1999          1998
                                                                              ----------    ----------
Cash Flows From Operating Activities:
    Net income (loss)                                                         $   (8,615)   $   53,792
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Deferred income taxes                                                     (4,353)        8,651
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                    48         1,904
        Depreciation and amortization                                             19,113        15,508
        Changes in operating assets and liabilities:
          Receivables                                                              2,365        10,505
          Other current assets                                                       660         1,997
          Payables, accrued expenses, current taxes and
            employer's liability claims                                            1,830        26,447
          Other                                                                    2,462        (1,918)
                                                                              ----------    ----------
            Net cash provided by operating activities                             13,510       116,886
                                                                              ----------    ----------

Cash Flows From Investing Activities:
    Purchase of equipment                                                       (197,986)     (116,537)
    Proceeds from disposition of equipment                                           428         1,099
    Acquisition of remaining minority interest in consolidated subsidiary             --        (2,319)
                                                                              ----------    ----------
            Net cash used in investing activities                               (197,558)     (117,757)
                                                                              ----------    ----------

Cash Flows From Financing Activities:
    Proceeds from long-term debt                                                 125,000            --
    Proceeds from sale of common stock                                            54,417            --
    Proceeds from exercise of stock options                                          377           751
                                                                              ----------    ----------
            Net cash provided by financing activities                            179,794           751
                                                                              ----------    ----------


Net decrease in cash and cash equivalents                                         (4,254)         (120)
Cash and cash equivalents at beginning of period                                  12,576        20,619
                                                                              ==========    ==========
Cash and cash equivalents at end of period                                    $    8,322    $   20,499
                                                                              ==========    ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                             $    5,254    $      275
    Income taxes paid                                                              3,171        18,496



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 11,350 and 75,400 shares in 1999 and 1998 respectively, of
          restricted common stock                                             $      145    $    1,162
    Forfeitures of 5,450 and 4,850 shares in 1999 and 1998 respectively, of
    restricted common stock                                                          (58)          (89)


               See notes to consolidated financial statements and
                      accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the nine months ended September 30, 1999 included herein has been subjected to a limited review by KPMG LLP, the Registrants' independent auditors, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      EARNINGS PER SHARE

         The Company's basic earnings (loss) per share, which is based upon the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.), for the quarters ended September 30, 1999 and 1998 is $0.05 and $0.32, respectively. Common stock equivalents with a weighted average of 575,000 and 334,000 are reflected in the calculation of diluted earnings per share for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998 common stock equivalents with a weighted average of 555,000 are reflected in the calculation of diluted earnings per share. There were 2,713,500 stock options outstanding that were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999. For the quarters ended September 30, 1999 and 1998 and for the nine months ended September 30, 1998, respectively, there were 842,000, 974,000 and 690,000 stock options outstanding which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. No adjustment to net income was made in calculating diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998.

(3)      CREDIT FACILITY

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing up to $200 million to be used for rig acquisitions and upgrades. The Credit Facility is a five-year revolver and is secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. As of September 30, 1999, $175 million was outstanding under the Credit Facility.

         As of June 30, 1999, the Company was unable to satisfy the positive working capital and ratio of indebtedness to EBITDA financial covenants in the Credit Facility. The ratio of indebtedness to EBITDA covenant requires that the ratio of indebtedness to EBITDA for the twelve-month period ending on any given date, be no greater than 3.0 to 1.0. On September 21, 1999, the Company reached an agreement with its banks to amend its $200 million credit facility. In addition, the Company received a waiver from its banks for the covenant defaults that occurred on and were continuing since August 16, 1999. The significant elements of the amendment include (i) an increase in the maximum permitted ratio of debt to EBITDA to 4 to 1 compared to the original 3 to 1, (ii) a modification to the definition of EBITDA to give pro forma effect to newly acquired assets or long-term contracts, and (iii) a change to the definition of working capital to include any available commitments under the Credit Facility for purposes of satisfying the positive working capital requirement. Also, the margin over LIBOR that the Company pays under the Credit Facility was increased from a range of 75 to 125 basis points to 100 to 250 basis points.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         During the nine months ended September 30, 1999, the Company incurred $6.2 million of interest expense, including amortization of deferred financing costs related to the Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. Accordingly, $3.6 million of interest expense was capitalized during the nine months ended September 30, 1999. There was no capitalized interest expense for the first nine months of 1998.

(4)      COMMITMENTS AND CONTINGENCIES

         India Lawsuit -- Jagson International Limited ("Jagson"), an Indian entity, has brought suit against Marine Drilling Companies, Inc. and one of its subsidiaries, Marine 300 Series, Inc. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that it breached the agreement by failing to charter the rigs resulting in damages in excess of $14.5 million. In August 1995, Jagson filed a suit against the Company in New Delhi, India that was subsequently withdrawn and filed a second suit in New Delhi against the Company in October 1995 that was dismissed by the court. In May 1996, Jagson filed a third suit against the Company in Bombay, India for the same claim and attempted to attach the MARINE 201, located in India at the time, to the claim. In March 1998, the court dismissed the motion for attachment. Although the third suit is still on file with the court, the MARINE 201 is no longer in India and there have been no further proceedings in the lawsuit. The Company disputes the existence of the agreement and intends to vigorously defend the suit. The Company does not believe this dispute will have a material adverse effect on its results of operations or financial condition.

         Shipyard Contract Dispute -- In December 1997, the company entered into an agreement whereby HAM Marine, Inc., now Friede Goldman International, Inc. ("FGI") would complete construction of the MARINE 700 semi-submersible drilling rig in their shipyard in Pascagoula, Mississippi for $87 million. As a result of, among other things, delays and cost overruns, the Company incurred $122 million ($87 million contract plus $35 million in change orders) for completion of the construction of the MARINE 700.

         FGI has asserted an $18.2 million claim for additional costs allegedly incurred by FGI as a result of alleged changes in scope of work associated with construction of the MARINE 700. The Company believes that it is not obligated under its contract with FGI to pay any costs over and above the $122 million invoiced by FGI. Additionally, the Company has asserted a $3.8 million claim against FGI and has offset the $3.8 million against the $122 million invoiced by FGI. The $3.8 million claim consists of $3.5 million for worked performed by the Company that the Company believes was contractually the responsibility of FGI plus $0.3 million for late delivery damages. Neither party has yet to institute any formal proceeding concerning these claims.

         Other Legal Proceedings -- The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         Charter Agreement -- In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey ("SBMGS") to charter the KANTAN 3 (referred to as the MARINE 510), a semi-submersible rig, for a period of five years. The MARINE 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement began in mid-May 1998. The Charter Agreement and related agreements required the Company to pay approximately $26,000 per day during the first year, $23,000 per day during the second year and $24,500 per day for the last three years of the charter for each day that the MARINE 510 is working. The rig did not work from November 1998 until July 21, 1999, when the Company terminated the Charter Agreement for the MARINE 510. The termination agreement provides that if market conditions improve and the rig becomes available to work outside of Chinese waters, the Company and SBMGS anticipate entering into another Charter Agreement upon mutually agreeable terms or upon the same terms as the original Charter Agreement.

         Marketing Agreement for NANHAI VI -- In August 1998, the Company entered into an agreement effective through October 1, 1999, with China's Southern Drilling Company to market and manage the 1500-foot water depth rated semi-submersible NANHAI VI. The Company recently extended the agreement for an additional six months through March 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. Pursuant to the marketing agreement, if the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. The Company is actively marketing the rig, which will be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

         The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):


                                             JACK-UP          SEMI         CORPORATE &
                                            OPERATIONS      OPERATIONS       OTHER           TOTAL
                                           ------------    ------------   ------------    ------------

THREE MONTHS ENDED:

    SEPTEMBER 30, 1999
        Revenues                           $     14,825    $     20,438   $         --    $     35,263
        Operating Income (Loss)                  (3,549)         10,216         (3,141)          3,526
        Identifiable Assets                     147,682         477,533         20,944         646,159
        Capital Expenditures                        994          30,270            852          32,116
        Depreciation & Amortization               3,980           4,815            827           9,622

    SEPTEMBER 30, 1998
        Revenues                           $     49,249    $     14,203   $         --    $     63,452
        Operating Income (Loss)                  25,566           4,777         (4,144)         26,199
        Identifiable Assets                     155,206         231,022         39,537         425,765
        Capital Expenditures                      1,166          48,254            765          50,185
        Depreciation & Amortization               3,532             982            827           5,341

NINE MONTHS ENDED:

    SEPTEMBER 30, 1999
        Revenues                           $     50,124    $     20,469   $         --    $     70,593
        Operating Income (Loss)                  (7,720)          8,538        (11,644)        (10,826)
        Identifiable Assets                     147,682         477,533         20,944         646,159
        Capital Expenditures                      1,931         194,711          1,344         197,986
        Depreciation & Amortization              11,863           4,817          2,433          19,113

    SEPTEMBER 30, 1998
        Revenues                           $    155,766    $     29,291   $         --    $    185,057
        Operating Income (Loss)                  83,179          10,711        (11,349)         82,541
        Identifiable Assets                     155,206         231,022         39,537         425,765
        Capital Expenditures                      3,788         107,848          4,901         116,537
        Depreciation & Amortization              10,420           2,946          2,142          15,508

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):


                              AS OF AND FOR THE THREE MONTHS     AS OF AND FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                            ---------------------------------   ---------------------------------
                                  1999              1998              1999              1998
                            ---------------   ---------------   ---------------   ---------------

Revenues:
     United States          $        21,387   $        41,708   $        56,686   $       132,212
     Australia                       13,876                --            13,876                --
     India                               --             1,346                --             3,985
     Southeast Asia                      --            20,398                31            48,860
Long-Lived Assets:
     United States                  365,254           227,425           365,254           227,425
     Australia                      172,261                --           172,261                --
     India                               --            12,548                --            12,548
     Southeast Asia                  39,916           121,914            39,916           121,914
     Other Foreign                   33,006                --            33,006                --

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the nine months ending September 30, 1999 and 1998, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):


                                                    1999                                1998
                                      ---------------------------------    ---------------------------------
                                                           % OF TOTAL                          % OF TOTAL
                                          REVENUE           REVENUE           REVENUE            REVENUE
                                      ---------------   ---------------    ---------------   ---------------

Customer A - Jack-up Operations       $        19,690                28%   $        39,663                21%
Customer B - Semi Operations                   13,733                20%                --                --
Customer C - Jack-up Operations       $            --                --             18,571                10%


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

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices declined significantly beginning in October 1997, and reached multi-year lows in various markets in early 1999. As a result of oil price declines in 1998 and early 1999, oil and gas companies have made significant cutbacks in their drilling programs. This has reduced industry-wide rig utilization including the U.S. Gulf of Mexico, where the Company operates most of its rigs, which has not only sharply reduced dayrates, but also shortened the average length of drilling contracts. Recently oil and gas prices have improved and stabilized, resulting in recent increases in rig utilization and dayrates in the Gulf of Mexico jack-up market. The international markets have generally not improved as much.

         The following table sets forth current rig utilization rates and average utilization rates for the nine months ended September 30, 1999 and 1998, according to Offshore Data Services:


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                 AS OF              -------------------------------
                                            OCTOBER 26, 1999           1999               1998
                                          ------------------        -------------     -------------

   Gulf of Mexico jack-up rigs                    74%                  63%                  85%
   Gulf of Mexico semi-submersible rigs           63%                  62%                  80%
   Worldwide jack-up rigs                         67%                  65%                  85%
   Worldwide semi-submersible rigs                61%                  65%                  79%

         As of October 26, 1999, twelve of the Company's 15 jack-up rigs were working, all located in the Gulf of Mexico and the Company's three international jack-up rigs were not working. The MARINE 500 semi-submersible rig began operating in July 1999 in Western Australia under a long-term drilling contract that expires December 31, 2001. In early August 1999, the MARINE 700 began working under a five-year contract in the deep-water U.S. Gulf of Mexico.

CONTRACTS AND CUSTOMERS

         The Company obtains most of its drilling contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first nine months of 1999, the Company performed services for approximately 30 different customers. For the period ended September 30, 1999, Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 28% of the Company's total consolidated revenues and Western Australian Petroleum Pty., Ltd. accounted for approximately 20% of revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. See Note 5 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

         MARINE 700 Drilling Contract. In January 1998, the Company signed a long-term drilling contract with Esso Exploration Inc. ("Esso"), an affiliate of Exxon Corporation, for the MARINE 700. The contract had an initial term of three years and gave Esso the option to extend the contract to a five-year term. In June 1998, Esso exercised the option to extend the contract to five years, with a normal operating dayrate of $165,410 per day. In addition to the normal operating dayrate, the Company will be entitled to obtain approximately $4,300 per day cost recovery for certain construction and equipment changes requested by Esso during the construction process. The dayrates are also subject to adjustments for changes in indexed operating cost elements, changes in costs arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements. The Esso contract was expected to generate aggregate dayrate revenues of approximately $302 million at full utilization, not including the additional construction cost recoveries. The contract also entitles Esso to elect up to five additional one-year extensions of the primary term at mutually agreeable dayrates. Under the terms of the contract the rig was to be delivered to Esso by July 15, 1999.

         On July 23, 1999, the Company signed an amendment to the MARINE 700 drilling contract with Esso providing an extension of the delivery deadline and a reduction in the initial dayrate. The reduced initial dayrate is $130,000 per day (not including approximately $4,300 per day for recovery of the cost of Esso change orders) and is subject to an annual adjustment to the dayrate based on market conditions for comparable rigs (but not below $130,000 per day) in years 2 through 5, such that total revenue from the contract could range from $237 million to $302 million depending on drilling market conditions. On August 5, 1999, the rig was accepted by Esso and began operating under the parties' amended five-year drilling contract.

         MARINE 500 Drilling Contract. In July 1997, the Company entered into a drilling contract with a drilling consortium led by West Australian Petroleum Pty., Ltd. ("WAPET") for the MARINE 500. The consortium consists of WAPET, Indonesia Petroleum, Ltd. ("INPEX") and Mobil Exploration and Producing Australia ("MEPA"). Certain other oil companies have an option to participate in the consortium. The contract required the Company, prior to delivery of the rig, to upgrade the rig to work in water depths up to 5,000 feet with 15,000 psi drilling equipment, as described below. The contract was originally scheduled for a three-year term beginning in January 1999. However, the rig was delayed in arriving to the shipyard for the upgrade work as a result of work extensions for its previous customer. The rig was not delivered until July 5, 1999. This delay, however, did not extend the term of the contract, so the contract will still expire on December 31, 2001. During the term of this contract, the MARINE 500 will work predominately in Western Australia, although the contract entitles the consortium members to use the rig in Southeast Asia, the Pacific Rim, and New Zealand.

         The consortium drilling contract is a master agreement that contemplates separate drilling contracts with the individual consortium members at a base dayrate of $127,500, which is adjusted for each contract based on operating costs in the area in which the rig is to be used. Two of the consortium members, WAPET and INPEX, have committed drilling contracts under the consortium agreement and have agreed under the consortium agreement to be liable for the contract minimum payments to the Company for the initial contract term ending December 31, 2001. The optional consortium members have made no commitments under the agreement, and are not liable for any payments under the consortium contract until they commit to a drilling contract. The INPEX drilling contract is a two-well contract with up to three option wells to be drilled at an operating dayrate of $150,000 per day. The WAPET drilling contract provides for a dayrate of $168,600 for an unspecified number of wells. When the rig departed the shipyard in Singapore on July 5, 1999, the Company, in accordance with the consortium drilling contract, received a fee of $6,000,000. This $6,000,000 fee has been deferred and is being amortized over the term of the drilling contract. The contract provides that the consortium can terminate the contract at any time after January 1, 2001 in exchange for a termination payment of $95,890 for each day remaining in the term of the contract, subject to offset if the rig is otherwise employed. In addition, either party can terminate the WAPET drilling contract after 20 days of certain force majeure events and in the event of certain breaches.

         MARINE 510 Charter. In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey ("SBMGS") to charter the KANTAN 3 (referred to as the MARINE 510), a semi-submersible rig, for a period of five years. The MARINE 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement began in mid-May 1998. The Charter Agreement and related agreements required the Company to pay approximately $26,000 per day during the first year, $23,000 per day during the second year and $24,500 per day for the last three years of the charter for each day that the MARINE 510 is working. The rig did not work from November 1998 until July 21, 1999, when the Company terminated the Charter Agreement for the MARINE 510. The termination agreement provides that if market conditions improve and the rig becomes available to work outside of Chinese waters, the Company and SBMGS anticipate entering into another Charter Agreement upon mutually agreeable terms or upon the same terms as the original Charter Agreement.

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with China's Southern Drilling Company to market the 1500-foot water depth rated semi-submersible NANHAI VI. The Company recently extended the agreement for an additional six months through March 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. Pursuant to the marketing agreement, if the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. Under the agreement, the Company is to receive $3,000 per day in management fees while the rig is operating and 50% of all rig-level profits after management fees and amortization over a 36-month period of the costs of any upgrades to the vessel. The Company is actively marketing the rig, which will be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

         The changes in operating income are more directly affected by revenue factors than expense factors since changes in dayrates directly impact revenues but not expenses. Utilization rate changes have a significant impact on revenues, but in the short-term do not impact expenses. Over a long period significant changes in utilization may cause the Company to adjust the level of its actively marketed rig fleet and labor force to match anticipated levels of demand, thus changing the level of operating expenses. General and administrative expenses do not vary significantly unless the Company materially expands or contracts its asset base. Depreciation, which is affected by the Company's level of capital expenditures and depreciation practices is another major determinant of operating income, and is not affected by changes in dayrates or utilization.

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):


                                                FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                --------------------------   -------------------------
                                                   1999           1998          1999           1998
                                                ----------     ----------    ----------     ----------

Jack-ups:
      Operating days                                   918          1,202         2,564          3,704
      Utilization (1)                                   69%            93%           63%            98%
      Average revenue per day                   $   16,149     $   40,973    $   19,549     $   42,053
      Revenue                                       14,825         49,249        50,124        155,766
      Contract drilling expense                     14,394         20,151        45,981         62,167
      Depreciation                                   3,980          3,532        11,863         10,420
      Operating income (loss)                       (3,549)        25,566        (7,720)        83,179

Semi-submersibles:
      Operating days                                   144            184           144            405
      Utilization (1)                                   87%           100%           42%           100%
      Average revenue per day                   $  141,930     $   77,190    $  142,146     $   72,323
      Revenue                                       20,438         14,203        20,469         29,291
      Contract drilling expense                      5,407          8,444         7,114         15,634
      Depreciation                                   4,815            982         4,817          2,946
      Operating income                              10,216          4,777         8,538         10,711

Total Company:
      Operating days                                 1,062          1,386         2,708          4,109
      Utilization (1)                                   71%            94%           62%            98%
      Average revenue per day                   $   33,204     $   45,781    $   26,068     $   45,037
      Revenue                                       35,263         63,452        70,593        185,057
      Contract drilling expense                     19,801         28,595        53,095         77,801
      Depreciation and amortization                  9,622          5,341        19,113         15,508
      General and administrative expense             2,314          3,317         9,211          9,207
      Operating income (loss)                        3,526         26,199       (10,826)        82,541

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had no non-marketed rigs during the third quarter of 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998 the Company had no non-marketed rigs and an average of 0.1 non-marketed rigs, respectively.

         Revenues. The Company's drilling revenues decreased $28,189,000 or 44%, and $114,464,000 or 62% during the three and nine month periods ended September 30, 1999, respectively, as compared to corresponding periods in 1998. The decrease in revenues for the three and nine month periods ended September 30, 1999 was primarily due to decreased average daily revenue and rig utilization. Average daily revenue and rig utilization declined to $33,204 and 71% for the quarter ended September 30, 1999 as compared to $45,781 and 94% for the same period in 1998. For the nine months ended September 30, 1999 the average daily revenue and rig utilization decreased to $26,068 and 62% from average daily revenue of $45,037 and rig utilization of 98% for the same period in 1998.

         Contract Drilling Expenses. Contract drilling expenses for the three and nine months ended September 30, 1999 decreased $8,794,000 or 31%, and $24,706,000 or 32% compared to the same periods in 1998. The decrease was primarily a result of lower repairs and maintenance expense and labor costs, due to low utilization rates.

         Depreciation and Amortization. Depreciation and amortization expense for the three and nine months ended September 30, 1999 increased $4,281,000 and $3,605,000, respectively, compared to the same periods in 1998. The increase was due to depreciation associated with expenditures for the following: (i) the acquisition of the Marine 306 in December 1998, (ii) the upgrade of the Marine 500 which was placed back in service in July 1999 offset by the Marine 500 not being depreciated while in the shipyard from October 13, 1998 to July 5, 1999 and (iii) the completion of the Marine 700 which was placed in service in early August 1999.

         General and Administrative. General and administrative expenses for the quarter ended September 30, 1999, compared to 1998 third quarter, decreased $1,003,000 or 30% primarily due to the reversal of bonuses previously accrued during the first and second quarters of 1999. For the nine months ended September 30, 1999, general and administrative costs increased $4,000, compared to the same period during 1998. This increase was attributed to non-recurring severance costs and professional service fees incurred in 1999 offset by the bonus accrual reversal in the third quarter of 1999.

         Interest Expense. Interest expense for the nine months ended September 30, 1999 was $2,565,000 compared to $343,000 for the same period in 1998. The increase was primarily the result of increased borrowings under the Amended Credit Facility, net of capitalized interest.

         Interest Income. Interest income decreased $664,000 or 45% for the nine months ended September 30, 1999 from the comparable prior-year period. The decrease was related primarily to decreased cash balances as a result of expenditures related to the Company's two major construction and upgrade projects.

         Income Taxes. Income tax expense decreased for the three and nine month periods ended September 30, 1999 as compared to the same period in 1998, primarily due to a decrease in the Company's pretax income. The tax benefit for the quarter ended September 30, 1999 includes the effect of an adjustment necessary to reflect a 30% estimated effective tax benefit rate for the nine months ended September 30, 1999. The Company's tax benefit has continued to increase as foreign sourced income and foreign income taxes have decreased.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At September 30, 1999, the Company had working capital of $257,000 as compared to working capital of $6,699,000 at December 31, 1998.

         Net cash provided by operating activities for the nine months ended September 30, 1999 decreased by $103,376,000 to $13,510,000 compared to $116,886,000 for the same period in the prior year. The decrease is primarily attributable to the decreased dayrates and rig operating activity. Cash used in investing activities increased $79,801,000 during the first nine months of 1999 to $197,558,000 from $117,757,000 during the same period in 1998 due primarily to capital expenditures related to the completion of the MARINE 700 and upgrade of the MARINE 500. Net cash provided by financing activities during the nine months ended September 30, 1999 consisted primarily of $125,000,000 in proceeds from long-term debt borrowings and $54,417,000 in net proceeds from the sale of 4,600,000 shares of common stock in May 1999.

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing up to $200,000,000 to be used for rig acquisitions and upgrades. The Credit Facility is a five-year revolver and is secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. As of September 30, 1999, $175,000,000 was outstanding under the Credit Facility.

         As of June 30, 1999, the Company was unable to satisfy the positive working capital and ratio of indebtedness to EBITDA financial covenants in the Credit Facility. The ratio of indebtedness to EBITDA covenant requires that the ratio of indebtedness to EBITDA for the twelve-month period ending on any given date, be no greater than 3.0 to 1.0. On September 21, 1999, the Company reached an agreement with its banks to amend its $200 million credit facility. In addition, the Company received a waiver from its banks for the covenant defaults that occurred on and were continuing since August 16, 1999. The significant elements of the amendment include (i) an increase in the maximum permitted ratio of debt to EBITDA to 4 to 1 compared to the original 3 to 1, (ii) a modification to the definition of EBITDA to give pro forma effect to newly acquired assets or long-term contracts, and (iii) a change to the definition of working capital to include any available commitments under the Credit Facility for purposes of satisfying the positive working capital requirement. Also, the margin over LIBOR that the Company pays under the Credit Facility was increased from a range of 75 to 125 basis points to 100 to 250 basis points.

         During 1997, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under longer-term contracts. In July 1997, the Company entered into a contract for the MARINE 500 that expires on December 31, 2001 and is expected to produce total revenues of approximately $148,000,000 beginning July 1999.

         In January 1998, the Company obtained a three-year contract with an option to extend to a five-year term for the MARINE 700. In June 1998 the customer exercised the option and extended the contract to five years. The contract provided for aggregate dayrate revenues of approximately $302,000,000 over its five-year term. On July 23, 1999, the Company signed an amendment to the MARINE 700 drilling contract with Esso providing an extension of the delivery deadline and a reduction in the initial dayrate. The reduced initial dayrate is $130,000 per day (not including approximately $4,300 per day for recovery of the cost of Esso change orders) and is subject to an annual adjustment to the dayrate based on market conditions for comparable rigs (but not below $130,000 per day) in years 2 through 5, such that total revenue from the contract could range from $237,000,000 to $302,000,000 depending on drilling market conditions.

         Capital Resources. During the first nine months of 1999 the Company expended $197,986,000 in capital expenditures consisting primarily of disbursements for (i) the completion of the MARINE 700, (ii) the upgrade of the MARINE 500, and to a lessor extent (iii) the purchase of other rig machinery. Capital expenditures for the fourth quarter of 1999 are expected to be $3 to $5 million.

         The Company will continue to pursue acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the Credit Facility, or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefore, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their capability to obtain longer-term contracts. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program, is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made, and other factors.

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

         Rig-based electronic equipment on 14 of the 17 rigs in the Company's fleet has either been verified to be year 2000 compliant or certified by the manufacturer as such. The evaluation of the three remaining rigs will be completed during the fourth quarter of 1999. Additionally, the risk of a disruption in drilling services due to problems associated with year 2000 issues is further minimized by redundant systems and/or manual operation of certain systems.

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

         Currently the Company has spent approximately $107,000 to ensure year 2000 compliance, including hardware and software expenditures. The company does not anticipate year 2000 compliance related expenditures to exceed $150,000. This estimate does not include internal labor costs for the Company's information technology personnel who spend a portion of their time working on year 2000 compliance issues. Based upon the system upgrades and year 2000 compliance work to date, the Company believes that the year 2000 will not pose any significant operational problems for the Company that could have a material adverse affect on the Company. However, there can be no assurances that the Company or its key vendors and suppliers will not encounter any year 2000 related problems that could result in a disruption of normal business activities and operations.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company;
(vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the continuation of market and other conditions similar to those in which the Company incurred net losses for the six months ended June 30, 1999; (ix) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (x) the re-negotiation or cancellation of the long-term contracts for the MARINE 700 or the MARINE 500, whether as a result of rig performance or because of some other reason; (xi) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiii) adverse uninsured litigation results; and (xiv) adverse tax consequences with respect to operations. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Credit Facility. Interest on borrowings under the Credit Facility is at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. The Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months, with longer periods requiring bank approval. On May 28, 1999, the Company elected to lock in $100 million of outstanding debt at a fixed LIBOR rate of 5.5% plus a margin for one year. On June 29, 1999, the Company then locked in $30 million of outstanding debt at a fixed LIBOR rate of 5.5% plus a margin for six months. The margin on these borrowings can range from 1.0% to 2.5% determined pursuant to a quarterly debt to EBITDA calculation. The current margin ratio for these borrowings is 1.75%. At September 30, 1999, the Company had $175 million outstanding under its Credit Facility. On the remaining $45 million balance an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis. The Company's objective in fixing the interest rate on these borrowings was to protect itself against rising interest rates.

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

PART II.     OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

         Jagson International Limited ("Jagson"), an Indian entity, has brought suit against Marine Drilling Companies, Inc. and one of its subsidiaries, Marine 300 Series, Inc. The plaintiff has alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that the Company breached the agreement by failing to charter the rigs resulting in damages in excess of $14,500,000. In August 1995, Jagson filed a suit against the Company in New Delhi, India that was subsequently withdrawn and filed a second suit in New Delhi against the Company in October 1995 that was dismissed by the court. In May 1996, Jagson filed a third suit against the Company in Bombay, India for the same claim and attempted to attach the MARINE 201, located in India at the time, to the claim. In March 1998, the court dismissed the motion for attachment. Although the third suit is still on file with the court, the MARINE 201 is no longer in India and there have been no further proceedings in the lawsuit. The Company disputes the existence of the agreement and intends to vigorously defend the suit. The Company does not believe this dispute will have a material adverse effect on its results of operations or financial condition.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     Exhibits No.     Description
     -----------      -----------

        10.1 First Amended and Restated Employment Agreement between Marine Drilling Companies, Inc. and Jan Rask dated September 1, 1999.

        10.2 First Amended and Restated Severance Agreement between Marine Drilling Companies, Inc. and George H. Gentry, III dated September 1, 1999.

        10.3 First Amended and Restated Severance Agreement between Marine Drilling Companies, Inc. and H. Larry Adkins dated September 1, 1999.

        10.4 Severance Agreement between Marine Drilling Companies, Inc. and O. Peter Blom dated September 1, 1999.

        10.5 First Amended and Restated Employment Agreement between Marine Drilling Companies, Inc. and Bobby E. Benton dated September 1, 1999.

        10.7 First Amended and Restated Employment Agreement between Marine Drilling Companies, Inc. and T. Scott O'Keefe dated September 1, 1999.

        10.9 First Amended and Restated Severance Agreement between Marine Drilling Companies, Inc. and Vincent G. Bounds dated September 1, 1999.

        10.10 First Amended and Restated Severance Agreement between Marine Drilling Companies, Inc. and Dale W. Wilhelm, dated September 1, 1999.

        10.11 Amendment No. 1 and Waiver Agreement dated September 21, 1999 among Marine Drilling Companies and ABN AMRO Bank N.V., Christiania Bank Og Kreditkasse, Credit Agricole Indosuez, Bankers Trust Company, Skandinaviska Enskilda Banken AB (Publ.), Bank Austria, Bank of Nova Scotia, Banque Nationale Paris, Natexis Banque BFCE, and Nederlandse Scheepshypotheekbank N.V.

        15            Letter regarding unaudited interim financial information

        27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the third quarter of 1999.

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MARINE DRILLING COMPANIES, INC.
                                         (Registrant)


Date:  November 15, 1999                 By   /s/ T. Scott O'Keefe
                                           -------------------------------------
                                              T. Scott O'Keefe
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date:  November 15, 1999                 By   /s/ Dale W. Wilhelm
                                           -------------------------------------
                                              Dale W. Wilhelm
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER          DESCRIPTION
      ------          -----------

        10.1          First Amended and Restated Employment Agreement between
                      Marine Drilling Companies, Inc. and Jan Rask dated
                      September 1, 1999.

        10.2          First Amended and Restated Severance Agreement between
                      Marine Drilling Companies, Inc. and George H. Gentry, III dated September 1, 1999.

        10.3          First Amended and Restated Severance Agreement between
                      Marine Drilling Companies, Inc. and H. Larry Adkins dated
                      September 1, 1999.

        10.4          Severance Agreement between Marine Drilling Companies,
                      Inc. and O. Peter Blom dated September 1, 1999.

        10.5          First Amended and Restated Employment Agreement between
                      Marine Drilling Companies, Inc. and Bobby E. Benton dated
                      September 1, 1999.

        10.7          First Amended and Restated Employment Agreement between
                      Marine Drilling Companies, Inc. and T. Scott O'Keefe dated
                      September 1, 1999.

        10.9          First Amended and Restated Severance Agreement between
                      Marine Drilling Companies, Inc. and Vincent G. Bounds dated September 1, 1999.

        10.10         First Amended and Restated Severance Agreement between
                      Marine Drilling Companies, Inc. and Dale W. Wilhelm, dated
                      September 1, 1999.

        10.11         Amendment No. 1 and Waiver Agreement dated September 21,
                      1999 among Marine Drilling Companies and ABN AMRO Bank
                      N.V., Christiania Bank Og Kreditkasse, Credit Agricole
                      Indosuez, Bankers Trust Company, Skandinaviska Enskilda
                      Banken AB (Publ.), Bank Austria, Bank of Nova Scotia,
                      Banque Nationale Paris, Natexis Banque BFCE, and
                      Nederlandse Scheepshypotheekbank N.V.

        15            Letter regarding unaudited interim financial information

        27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly
                      Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)