Form 10-K405
period 1999-12-31
MARINE DRILLING COMPANIES INC
filed 2000-03-24
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                 1999 FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                         COMMISSION FILE NUMBER: 1-14389

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


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
        Title of each class                            on which registered
        -------------------                        -------------------------
   COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS                     NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY
                NONAFFILIATES ON MARCH 14, 2000 -- $1,374,246,500

                  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                         ON MARCH 14, 2000 - 58,254,142

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Certain portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 11, 2000 - Part III

================================================================================

                         MARINE DRILLING COMPANIES, INC.

                                 1999 FORM 10-K

                                TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                     ----
                                                           PART I
Item 1.    Business................................................................................................     1
Item 2.    Properties..............................................................................................     8
Item 3.    Legal Proceedings.......................................................................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.....................................................    11


                                                           PART II

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters....................................    12
Item 6.    Selected Consolidated Financial Data....................................................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................    14
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..............................................    19
Item 8.    Financial Statements and Supplementary Data.............................................................    20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................    39


                                                           PART III

Item 10.   Directors and Executive Officers of the Registrant......................................................    39
Item 11.   Executive Compensation..................................................................................    39
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................................    39
Item 13.   Certain Relationships and Related Transactions..........................................................    39


                                                           PART IV

Item 14.   Exhibits and Reports on Form 8-K........................................................................    39

Signatures.........................................................................................................    42




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

         The Company owns and operates a fleet of 17 offshore drilling rigs consisting of five independent leg jack-up units, four of which have a cantilever feature, ten mat supported jack-up units, five of which have a cantilever feature, and two semi-submersible units. Additionally, the Company owns one independent leg jack-up rig configured as an accommodation unit. Currently, thirteen of the Company's rigs are located in the U.S. Gulf of Mexico, and the Company intends to bring two of its international rigs to the U.S. Gulf of Mexico during the second quarter of 2000. The three remaining rigs are in Southeast Asia, the North Sea and Western Australia.

BUSINESS STRATEGY

         The Company's business strategy is designed to position it to capitalize on cyclical upturns, and minimize exposure to cyclical downturns, in the worldwide jack-up rig market. The key elements of this strategy are:

          o U.S. Gulf of Mexico Jack-up Rig Fleet Focus. The Company is committed to remaining a leading operator of jack-up rigs in the U.S. Gulf of Mexico. The Company believes that its significant presence in the region offers logistical advantages, including reduced mobilization costs and flexibility of crew deployment, both of which reduce operating costs. The Company also believes that there is significant upside potential for dayrates in the U.S. Gulf of Mexico jack-up rig market due to both a worldwide supply of jack-up rigs that is not growing and an increasing rate of oil and natural gas reserve depletion in the region, which could increase drilling activity. The Company will increase its U.S. Gulf of Mexico presence in the second quarter of 2000 when it brings the MARINE 201 and MARINE 202 to the U.S. Gulf of Mexico from the United Arab Emirates and Southeast Asia.

          o Balanced Long-Term and Short-Term Contract Portfolio. The Company seeks to appropriately balance its contract portfolio between long-term and short-term contracts. The Company believes that a balanced contract portfolio will help mitigate the cyclical nature of the drilling industry and will provide for a component of longer-term, more predictable cash flow, while maintaining the opportunity to capitalize on potential increases in drilling rig dayrates worldwide. In the current market environment, availability of long-term contracts has been primarily limited to semi-submersible rigs used for offshore drilling in deepwater markets. The MARINE 500 and MARINE 700 have provided the Company an opportunity to capitalize on the long-term contracts available in this market. Both of these rigs continue to operate under long-term contracts which are expected to generate contract revenues in excess of $300 million over the remaining life of the contracts. The Company believes that these two contracts help to counterbalance the short-term and spot market contracts in its rig portfolio.

          o Growth Through Acquisitions and Upgrades. The Company actively seeks attractive opportunities for acquisitions to increase the size and capabilities of its fleet. The Company believes that during prolonged periods of depressed industry fundamentals assets become available at attractive prices. In January 2000, the Company purchased the MARINE 202 (formerly known as the Baruna V), a mat cantilever jack-up drilling rig for $13.5 million. Additionally, when market conditions warrant, the Company may elect to perform upgrades on its existing rig fleet.

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


RECENT MARKET CONDITIONS

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices declined significantly beginning in October 1997, and reached multi-year lows in various markets in early 1999. As a result of oil price declines in 1998 and early 1999, oil and gas companies made significant cutbacks in their drilling programs. This reduced industry-wide rig utilization including the U.S. Gulf of Mexico, where the Company operates most of its rigs, which not only sharply reduced dayrates, but also shortened the average length of drilling contracts primarily to a well-by-well basis. Oil and gas prices improved during 1999, resulting in recent increases in rig utilization and dayrates in the Gulf of Mexico jack-up market.

         The following table sets forth rig utilization rates according to Offshore Data Services:

                                                                                    ANNUAL AVERAGE
                                                    AS OF          -------------------------------------------------
                                                MARCH 14, 2000          1999            1998             1997
                                                --------------     -----------      -----------      ---------------

     Gulf of Mexico jack-up rigs                     80%                67%              81%              90%
     Worldwide jack-up rigs                          71%                66%              83%              89%
     Gulf of Mexico semi-submersible rigs            56%                62%              78%              79%
     Worldwide semi-submersible rigs                 60%                64%              78%              81%

         As of March 14, 2000, eleven of the Company's 16 jackup rigs are working under short-term contracts that will expire in the first or second quarter of 2000, one rig is under contract through the third quarter of 2000, and four rigs are currently idle. All four idle rigs are located outside the U.S. Gulf of Mexico, including the MARINE 201 and the MARINE 202, which will be transported back to the U.S. Gulf of Mexico during the second quarter of 2000. The Company's two semi-submersible rigs, the MARINE 500 and the MARINE 700, are currently operating under long-term contracts.

RECENT DEVELOPMENTS

         On March 22, 2000, a blowout occurred on a Gulf of Mexico well in which one of the Company's jack-up rigs, MARINE 4, was working. All personnel were safely evacuated from the rig and there was no apparent damage to the rig or the rig equipment. The Company and its customer are currently in the process of regaining control of the well. The Company is currently unaware of any material financial exposure related to this blowout, but due to the recentness of the event, the Company is unable to assess the likelihood or amount of any liabilities that may result from the blowout.

CUSTOMERS AND CONTRACTS

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

         A daywork contract generally extends over a period of time covering either the drilling of a single well, a group of wells or a stated term. The customer may terminate the contract if the drilling rig is destroyed or lost, or if drilling operations are suspended for a specified period of time as a result of breakdown of major equipment or other specific events. The duration of drilling contracts is generally determined by market demand and competitive conditions. Historically, domestic jack-up rig drilling contracts are typically on a well-by-well basis, while contracts in the deepwater and international jack-up markets have been on a term basis. The Company's experience during recent years has been consistent with this general rule, with its rigs operating in the shallow water Gulf of Mexico generally having been contracted on a well-to-well basis and its deepwater and international rigs operating under term contracts. Due to the highly cyclical nature of the offshore drilling business, the Company seeks to appropriately balance its contract portfolio between long-term and short-term contracts.

         The Company obtains most of its contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. For the year ended December 31, 1999, the Company performed services for approximately 33 different customers. During 1999, Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 22% of the Company's total consolidated revenues, Western Australian Petroleum Pty., Ltd. accounted for approximately 17% of revenues and Esso Exploration, Inc. accounted for approximately 16% of revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. See Note 11 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

         MARINE 700 Drilling Contract. In January 1998, the Company signed a long-term drilling contract with Esso Exploration Inc. ("Esso"), an affiliate of Exxon Corporation, for the MARINE 700. The contract had an initial term of three years and gave Esso the option to extend the contract to a five-year term. In June 1998, Esso exercised the option to extend the contract to five years, with a normal operating dayrate of $165,410 per day. In addition to the normal operating dayrate, the Company would be entitled to obtain approximately $4,300 per day for certain construction and equipment changes requested by Esso during the construction process. The dayrates were also subject to adjustments for changes in indexed operating cost elements, changes in costs arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements. The Esso contract was expected to generate aggregate dayrate revenues of approximately $302 million at full utilization, not including the additional construction cost recoveries. The contract also entitled Esso to elect up to five additional one-year extensions of the primary term at mutually agreeable dayrates. Under the terms of the contract the rig was to be delivered to Esso by July 15, 1999.

         On July 23, 1999, the Company signed an amendment to the MARINE 700 drilling contract with Esso providing an extension of the delivery deadline and a reduction in the initial dayrate. The reduced initial dayrate is $130,000 per day plus approximately $4,300 per day for the cost of Esso change orders and is subject to an annual adjustment in years two through five of the contract to the dayrate based on market conditions for comparable rigs (not below $130,000 per day and not above $165,000 per day in years two and three) such that total revenue from the contract could range from $237 million to $302 million depending on drilling market conditions. Dayrates are still subject to adjustments for changes in indexed operating cost elements as discussed above. On August 5, 1999, the rig was accepted by Esso and began operating under the parties' amended five-year drilling contract.

         MARINE 500 Drilling Contract. In July 1997, the Company entered into a drilling contract with a drilling consortium led by West Australian Petroleum Pty., Ltd. ("WAPET") for the MARINE 500. The consortium consists of WAPET, Indonesia Petroleum, Ltd. ("INPEX") and Mobil Exploration and Producing Australia ("MEPA"). Certain other oil companies have an option to participate in the consortium. The contract required the Company, prior to delivery of the rig, to upgrade the rig to work in water depths up to 5,000 feet with 15,000 psi drilling equipment, as described below. The contract was originally scheduled for a three-year term beginning in January 1999. However, because the rig was delayed in arriving to the shipyard for the upgrade work as a result of work extensions for its previous customer, the rig was not delivered until July 5, 1999. This delay, however, did not extend the term of the contract, consequently the contract will still expire on December 31, 2001. During the term of this contract, the MARINE 500 will work predominately in Western Australia, although the consortium members may use the rig in Southeast Asia, the Pacific Rim, and/or New Zealand.

         The consortium drilling contract is a master agreement that contemplates separate drilling contracts with the individual consortium members at a base dayrate of $127,500, which is adjusted for each contract based on operating costs in the area in which the rig is to be used. Two of the consortium members, WAPET and INPEX, have committed drilling contracts under the consortium agreement and have agreed under the consortium agreement to be liable for the conract minimum payments to the Company for the initial contract term ending December 31, 2001. The optional consortium members have made no commitments under the agreement, and are not liable for any payments under the consortium contract until they commit to a drilling contract. The INPEX drilling contract was a two-well contract with up to three option wells to be drilled at an operating dayrate of $150,000 per day and was completed on January 5, 2000. The WAPET drilling contract provides for a dayrate of $168,600 for an unspecified number of wells. When the rig departed the shipyard in Singapore on July 5, 1999, the Company, in accordance with the consortium drilling contract, received a fee of $6 million. This $6 million fee is being recognized as revenue over the term of the drilling contract. The contract provides that the consortium can terminate the contract at any time after January 1, 2001 in exchange for a termination payment of $95,890 for each day remaining in the term of the contract, subject to offset if the rig is otherwise employed. In addition, either party can terminate the WAPET drilling contract after 20 days of certain force majeure events and in the event of certain breaches.

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

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with the Peoples Republic of China's Southern Drilling Company to market the 1,500-foot water depth rated semi-submersible NANHAI VI. The Company recently extended the agreement through December 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 5,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. Pursuant to the marketing agreement, if the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. Under the agreement, the Company is to receive $3,000 per day in management fees while the rig is operating and 50% of all rig-level profits after management fees and amortization over a 36-month period of the costs of any upgrades to the vessel. The Company is actively marketing the rig, which will be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

         U.S. Oil Pollution Act of 1990. The U.S. Oil Pollution Act of 1990 ("OPA '90") and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of an onshore facility, a pipeline or a vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf ("OCS") facility must pay all spill removal costs incurred by a federal, state or local government. OPA '90 establishes liability limits (subject to indexing) for mobile offshore drilling rigs. If functioning as an offshore facility, the mobile offshore drilling rigs are considered "tank vessels" for spills of oil on or above the water surface, with liability limits of the greater of $1,200 per gross ton or $10 million. To the extent damages and removal costs exceed this amount, the mobile offshore drilling rigs will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits of all removal costs plus $75 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA '90.

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

COMPETITION

         The contract drilling industry is highly competitive, and the Company competes with many drilling contractors, which are substantially larger than the Company with greater financial and other resources. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, the historical oversupply of rigs has created an intensely competitive market in which price is the primary factor in determining the selection of a drilling contractor. The Company believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and day rates to areas of greater activity and relatively higher day rates. In addition, there are inactive non-marketed rigs that could be reactivated to meet an increase in demand for drilling rigs in any given market. Such movements or reactivations or a decrease in drilling activity in any major market could depress day rates and could adversely affect utilization of the Company's rigs.

         In addition, the improvement the offshore contract drilling industry as a whole experienced during 1997 led to increased rig construction and enhancement programs by the Company and its competitors. A significant increase in the supply of new or enhanced rigs may have an adverse effect on the average operating day rates for the Company's rigs, particularly its semi-submersible units, and on the overall utilization level of the Company's fleet. The availability of other suitable rigs could cause customers to attempt to re-negotiate their long-term contracts with the Company or even attempt to cancel their contracts. In such cases, the Company's results of operations would be adversely affected.

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

EMPLOYEES

         As of March 14, 2000, the Company had 1,028 employees. The number of employees varies throughout the year depending on the level of drilling activity. The Company considers relations with its employees to be good. None of the Company's employees is presently represented by labor unions.

         Crew quality is an important factor considered by the customer in selecting a rig. Accordingly, the Company seeks experienced personnel when selecting crews from among the available applicants and maintains a safety and personnel training program.

ITEM 2. PROPERTIES

DRILLING RIG FLEET

         Jack-up Rigs. The Company owns 16 jack-up rigs, one of which is currently configured as an accommodation unit. Jack-up rigs are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. An offshore jack-up rig consists of a hull, which supports the drilling equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a lower hull or mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas.

         Ten of the Company's rigs are mat supported rigs and six are of independent leg design. Five of the mat supported rigs and one of the independent leg rigs are of slot type design, which are configured for the drilling operations to take place through a slot in the hull. The Company's other five mat supported rigs and four of the independent leg rigs have a cantilever feature which allows the extension of the drilling equipment over a customer's platform to perform development drilling or workover operations. The Company's jack-up rigs are capable of drilling to depths of 20,000 to 30,000 feet in maximum water depths ranging from 200 to 300 feet.

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

         The Company has top drive drilling systems installed on 9 of its jack-up rigs. A top drive drilling system allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of required connections. A top drive drilling system also permits rotation of the drill string while tripping in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency and reduce the risk of the drill string sticking during operations.

         Currently, the Company has four jack-up rigs located in international markets, two of which will be brought to the U.S. Gulf of Mexico during the second quarter of 2000. The Company's jack-ups, except for the MARINE 306, are not suitable for those areas that require hostile environment capabilities, such as the North Sea, or in deep waters in excess of 200 to 300 feet.

         Semi-submersible Rigs. Semi-submersibles rigs operate worldwide and are usually deployed in water depths that exceed the water depth range that jack-up rigs are capable of working in. A semi-submersible rig is a column stabilized drilling platform, with a ship or barge type displacement hull of single or multiple configuration, with a main deck connected to the underwater hull or footings by columns, intended for operations in the floating condition. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is about 40 to 80 feet below the water line and the upper deck protrudes well above the surface. The conventionally moored semi-submersible rig is typically anchored on location. There are three types of mooring configurations, all wire, all chain, or a combination of wire and chain. The water depth that semi-submersible rigs operate in will range from 200 to 7,500 feet. Multiple deck structures provide the space necessary for machinery, drilling package, office and crew accommodations, open and closed storage, and helideck. Semi-submersible rigs have drilling depth capability of 25,000 feet. Variable deck load capacities range from 2,000 to 7,000 short tons, liquid mud storage capacity range from 2,000 to 7,000 barrels, bulk mud storage capacity ranges from 5,000 to 12,000 cu. ft. and bulk cement storage capacity ranges from 5,000 to 12,000 cu. ft. These units are equipped with blowout prevention equipment rated at either 10,000 or 15,000 psi.

         The Company owns two conventionally moored semi-submersible rigs, the MARINE 500 and the MARINE 700. The MARINE 500 has a combination wire/chain mooring system rated for 5,000 foot water depth and drilling depth capability of 25,000 feet. The rig has a variable deck load capacity of 5,780 short tons. The rig has a liquid mud storage capacity of 5,441 barrels, sack storage capacity of 6,000 sacks, bulk mud storage capacity of 10,500 cu. ft. and bulk cement storage capacity of 10,500 cu. ft. The rig is equipped with 15,000 psi rated blowout prevention equipment. The MARINE 700 has a combination wire/chain mooring system rated for 7,500 foot water depth and drilling depth capability of 25,000 feet. The rig has a variable deck load capacity of 8,375 short tons. The rig has a liquid mud storage capacity of 10,260 barrels, multi-purpose liquid storage capacity of 14,760 barrels, sack storage capacity of 700 metric ton, bulk mud storage capacity of 14,100 cu. ft. and bulk cement storage capacity of 8,475 cu. ft. The rig is equipped with a 15,000 psi rated blowout prevention equipment.

         The following table describes the Company's drilling rigs as of March 14, 2000:


                                                             YEARBUILT/   RATED WATER  RATED DRILLING
   NAME OF RIG         MAKE/DESIGN            TYPE           UPGRADED       DEPTH          DEPTH           LOCATION
   -----------         -----------            ----           ----------   -----------  --------------      --------
Independent Leg Jack-up Rigs:

MARINE 300 T(a)(b)     F&G*/L780 MOD II     Cantilever           1981         250'        30,000'      U.S. Gulf of Mexico

MARINE 301 T           F&G*/L780 MOD II     Cantilever           1981         300'        25,000'      U.S. Gulf of Mexico

MARINE 303 T           F&G*/L780 MOD II     Cantilever           1982         300'        30,000'      U.S. Gulf of Mexico

MARINE 304 T           MLT**/84S            Slot              1976/1993       300'        30,000'      U.S. Gulf of Mexico

MARINE 305 T           Levingston III-S     Cantilever        1975/1997       300'        30,000'      Southeast Asia

MARINE 306             Gusto Engineering    Accommodation     1975/1992       205'         N/A         North Sea
                                            Unit

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

MARINE 16 T            Bethlehem/250        Slot              1981/1995       250'        20,000'      U.S. Gulf of Mexico

MARINE 17              Bethlehem/200        Cantilever           1981         200'        20,000'      U.S. Gulf of Mexico

MARINE 18              Bethlehem/250        Cantilever           1982         250'        20,000'      U.S. Gulf of Mexico

MARINE 200 T           Bethlehem/200        Cantilever           1981         200'        20,000'      U.S. Gulf of Mexico

MARINE 201 T           Bethlehem/200        Cantilever        1981/1995       200'        20,000'      Middle East (c)

MARINE 202             Bethlehem/250        Cantilever           1980         200'        20,000'      Southeast Asia (c)

MARINE 225             Bethlehem/225        Slot              1969/1993       225'        20,000'      U.S. Gulf of Mexico

Semi-Submersible Rigs:

MARINE 500 T           Offshore Co.         Semi-Submersible  1975/1999     5,000'        25,000'      Western Australia

MARINE 700 T           Bingo 8000           Semi-Submersible     1999       7,500'        25,000'      U.S. Gulf of Mexico


----------

(a) Currently configured for 250-foot water depth, can be modified to provide for 300-foot water depth capability with Company owned leg extensions.

(b)  Designed to operate in environmentally sensitive areas such as Mobile Bay.

(c) Rigs will be mobilized to the U.S. Gulf of Mexico during the second quarter of 2000.

T    Equipped with top drive drilling system.

*    Friede & Goldman.

**   Marathon LeTourneau.

         In addition to the drilling rigs described above, in August 1998 we entered into an agreement with the owner of the NANHAI VI, a 1,500-foot water depth semi-submersible, to market that rig on an exclusive basis. See "-- Customers and Contracts - Marketing Agreement for NANHAI VI".

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

                                    [PHOTO]

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

                                    [PHOTO]

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

                                    [PHOTO]

FACILITIES

         The Company's principal executive offices are located in Sugar Land, Texas, a suburb of Houston, and consist of approximately 26,000 square feet of leased space. The Company also leases a warehouse, storage and repair facility, including approximately 31 acres of land and 60,000 square feet of buildings, in Rosharon, Texas (near Houston). In connection with the Company's foreign operations, the Company leases offices, warehouse space and/or employee living quarters in Australia, Indonesia and Singapore.


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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock"), trades on the New York Stock Exchange ("NYSE") under the symbol "MRL." The following table sets forth the range of high and low sale prices per share of the Common Stock as reported by the NYSE and the NASDAQ National Market System (prior to August 14, 1998) for the periods indicated.

        2000                                                                             HIGH                  LOW
                                                                                      ----------            ----------
        First Quarter (through March 14, 2000).................................       $ 25 3/8              $ 17 9/16

        1999

        First Quarter .........................................................       $ 11 3/4              $  5 15/16
        Second Quarter.........................................................         17 3/4                 9 11/16
        Third Quarter..........................................................         18 11/16              12 5/8
        Fourth Quarter.........................................................         22 1/2                12 5/8

        1998

        First Quarter..........................................................       $ 24 1/8              $ 13 1/8
        Second Quarter.........................................................         26 11/16              14 3/4
        Third Quarter..........................................................         16 5/16                8
        Fourth Quarter.........................................................         12 3/4                 7

        1997

        First Quarter..........................................................       $ 24                  $ 12 7/8
        Second Quarter.........................................................         21 1/4                13 3/4
        Third Quarter..........................................................         31 13/16              19 3/4
        Fourth Quarter.........................................................         36 1/16               17



         The last sale price of the Common Stock as reported by the NYSE on March 14, 2000 was 23 5/8 per share and there were approximately 624 holders of record.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data as of and for the five year period ended December 31, 1999 are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.


                                                                      AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                          1999           1998          1997          1996          1995
                                                       -----------    -----------   -----------   -----------   -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Drilling revenues                                   $   115,406    $   228,015   $   190,257   $   110,329   $    63,067
   Contract drilling expenses                               77,591        102,166        77,847        59,770        55,091
   Depreciation and amortization expense                    29,569         20,191        16,995        11,576         9,377
   General and administrative expense                       12,575         12,287         7,807         7,498         5,460
   Operating income (loss)                                  (4,329)        93,371        87,608        31,485        (6,861)
   Interest income (expense), net                           (5,298)         1,202         1,823           366           639
   Income (loss) before income taxes                        (8,482)        95,541        89,836        32,256        (6,102)
   Income tax expense (benefit)                             (2,352)        34,720        31,456        11,586        (2,080)
   Net income (loss)                                   $    (6,130)   $    60,821   $    58,380   $    20,670   $    (4,022)
   Basic average common shares outstanding                  55,275         52,217        51,572        44,918        43,812
   Diluted average common shares outstanding                55,275         52,726        52,452        45,748        43,812

EARNINGS (LOSS) PER SHARE DATA:
   Basic                                               $     (0.11)   $      1.16   $      1.13   $      0.46   $     (0.09)
   Diluted                                             $     (0.11)   $      1.15   $      1.11   $      0.45   $     (0.09)

BALANCE SHEET DATA:
   Cash and cash equivalents                           $     4,664    $    12,576   $    20,619   $    71,961   $    12,260
   Short-term investments                                       --             --            --         9,990            --
   Working capital                                          30,816          6,699        55,472        96,671        23,316
   Total assets                                            666,142        475,684       334,182       254,947       134,545
   Long-term debt, non-current                             180,000         50,000            --         9,000         9,000
   Deferred income taxes                                    44,414         29,128        18,090        13,729         6,144
   Shareholders' equity                                    412,745        361,588       295,742       221,733       107,572

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Demand for the Company's offshore drilling services is primarily driven by the worldwide expenditures for oil and gas drilling which is closely linked to the underlying economics of oil and gas exploration, development and production. The economics of oil and gas business activities are impacted by current and projected oil and gas prices. Oil and gas prices are volatile and somewhat unpredictable, which has caused significant fluctuations in oil and gas drilling expenditures. Many factors influence oil and gas prices, including world economic conditions, worldwide oil and gas production and the activities of the Organization of Petroleum Exporting Countries ("OPEC").

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

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices declined significantly beginning in October 1997, and reached multi-year lows in various markets in early 1999. As a result of oil price declines in 1998 and early 1999, oil and gas companies made significant cutbacks in their drilling programs. This reduced industry-wide rig utilization including the U.S. Gulf of Mexico, where the Company operates most of its rigs, which not only sharply reduced dayrates, but also shortened the average length of drilling contracts primarily to a well-by-well basis. Oil and gas prices improved during 1999, resulting in recent increases in rig utilization and dayrates in the Gulf of Mexico jack-up market.

         The following table sets forth rig utilization rates according to Offshore Data Services:

                                                                                    ANNUAL AVERAGE
                                                    AS OF          -------------------------------------------------
                                                MARCH 14, 2000          1999            1998             1997
                                             --------------------- --------------- ---------------- ----------------
     Gulf of Mexico jack-up rigs                     80%                67%              81%              90%
     Worldwide jack-up rigs                          71%                66%              83%              89%
     Gulf of  Mexico semi-submersible rigs           56%                62%              78%              79%
     Worldwide semi-submersible rigs                 60%                64%              78%              81%

         As of March 14, 2000, twelve of the Company's 16 jack-up rigs were working, all twelve are located in the Gulf of Mexico. The four international jack-up rigs are idle. The MARINE 500 semi-submersible rig began operating in July 1999 in Western Australia under a long-term drilling contract that expires December 31, 2001. In early August 1999, the MARINE 700 began working under a five-year contract in the deep-water U.S. Gulf of Mexico.

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

         The changes in operating income are more directly affected by revenue factors than expense factors since changes in dayrates directly impact revenues but not expenses. Utilization rate changes have a significant impact on revenues, but in the short-term do not impact expenses. Over a long period, significant changes in utilization may cause the Company to adjust the level of its actively marketed rig fleet and labor force to match anticipated levels of demand, thus changing the level of operating expenses. General and administrative expenses do not vary significantly unless the Company materially expands its asset base. Depreciation, which is affected by the Company's level of capital expenditures and depreciation practices, is another major determinant of operating income, and is not affected by changes in dayrates or utilization.

         The following table sets forth the average rig utilization rates, operating days, average dayrates, revenues and operating expenses of the Company by operating segments for the periods indicated:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------
                                                 1999            1998           1997
                                              -----------     -----------    -----------
                                              (dollars in thousands except per day data)
JACK-UPS:
     Operating days                                 3,712           4,732          4,739
     Utilization (1)                                   69%             93%           100%
     Average revenue per day                  $    18,429     $    40,719    $    36,324
     Revenues                                      68,427         192,667        172,143
     Contract drilling expense(2)                  62,777          81,030         67,607
     Depreciation                                  15,606          13,923         11,260
     Operating income (loss)                       (9,956)         97,714         93,276
SEMI-SUBMERSIBLES:
     Operating days                                   328             460            294
     Utilization (1)                                   62%             90%            93%
     Average revenue per day                  $   143,229     $    76,864    $    61,714
     Revenue                                       46,979          35,348         18,114
     Contract drilling expense(2)                  14,814          21,136         10,240
     Depreciation                                  10,718           3,272          3,242
     Operating income                              21,447          10,940          4,632
TOTAL COMPANY:
     Operating days                                 4,040           5,192          5,033
     Utilization (1)                                   69%             92%            99%
     Average revenue per day                  $    28,566     $    43,917    $    37,805
     Revenues                                     115,406         228,015        190,257
     Contract drilling expense(2)                  77,591         102,166         77,847
     Depreciation and amortization                 29,569          20,191         16,995
     General and administrative expense            12,575          12,287          7,807
     Operating income (loss)                       (4,329)         93,371         87,608

--------------
(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had an average of 0, 0.1, and 1.1 non-marketed rigs during 1999, 1998 and 1997, respectively.

(2) Excludes depreciation and amortization and general and administrative expenses.

Years Ended December 31, 1999 and 1998

         Revenues. The Company's drilling revenues decreased $112,609,000 or 49% during the year ended December 31, 1999 as compared to 1998. The decrease in revenues for 1999 was primarily due to decreased dayrates and rig utilization. Average daily revenue and rig utilization declined to $28,566 and 69% for the year ended December 31, 1999 as compared to $43,917 and 92% for 1998.

         Contract Drilling Expense. Contract drilling expenses in 1999 decreased $24,575,000 or 24% compared to 1998. The decrease was primarily a result of lower labor costs and repairs and maintenance expense, due to lower utilization rates and less international operating activity in 1999 compared to 1998. The number of operating days for international rigs decreased from 1,117 days in 1998 to 262 days in 1999. International rig operations typically have higher average operating costs than domestic rig operations.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 1999 increased $9,378,000 compared to 1998. The increase was due to depreciation associated with expenditures for (i) the acquisition of the MARINE 306 in December 1998, (ii) the upgrade of the MARINE 500 which was out of service October 13, 1998 to July 5, 1999 and (iii) the construction of the MARINE 700, which was placed in service in early August 1999.

         General and Administrative Expense. General and administrative expenses for the year ended December 31, 1999, compared to 1998, increased $288,000 or 2% primarily due to increased employee benefits cost, non-recurring severance costs and professional service fees incurred in 1999 partially offset by no bonus expense in 1999. The Company's bonus plan provides for no bonuses in a year in which the Company does not generate net income. General and administrative expenses in 1998 included $1,754,000 of bonus expense.

         Interest Expense. Interest expense in 1999 was $6,184,000 compared to $481,000 for 1998. The increase was primarily the result of increased borrowings under the Credit Facility, net of capitalized interest associated with construction of the MARINE 500 and MARINE 700.

         Interest Income. Interest income decreased $797,000 or 47% for 1999 from $1,683,000 in 1998. The decrease was related primarily to decreased cash balances as a result of expenditures related to the Company's two major construction and upgrade projects.

         Income Taxes. Income tax expense decreased in 1999 as compared to 1998, primarily due to a decrease in the Company's pretax income. The Company's effective tax benefit rate for 1999 is less than the U.S. federal statutory rate of 35% because of foreign tax payments for which the Company did not receive U.S. federal tax benefit.

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

         Contract Drilling Expenses. Contract drilling expenses in 1998 increased $24,319,000 or 31% compared to 1997. The increase was primarily a result of increased fleet size in the international market where the average operating costs are typically higher. The MARINE 305 was placed into service in August 1997 and the MARINE 510 in May 1998.

         Depreciation and Amortization Expense. Depreciation and amortization expense for 1998 increased $3,196,000 (19%) from $16,995,000 to $20,191,000 compared to the same period in 1997. The increase in 1998 was due to a full year of depreciation in 1998 associated with 1997 expenditures for the acquisition of the MARINE 500 and upgrade of the MARINE 305.

         General and Administrative Expense. General and administrative expenses increased $4,480,000 or 57% to $12,287,000 in 1998 from $7,807,000 in 1997. The increase was attributed to an increase in professional services and increased personnel costs consistent with the increased level of operations, new deepwater contracts and increased international activity.

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


FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At December 31, 1999, the Company had working capital of $30,816,000 as compared to working capital of $6,699,000 at December 31, 1998.

         Net cash provided by operating activities for the year ended December 31, 1999 decreased by $120,788,000 to $12,320,000 compared to $133,108,000 for the same period in the prior year. The decrease is primarily attributable to the decreased dayrates and rig operating activity. Cash used in investing activities increased $13,205,000 during 1999 to $205,097,000 from $191,892,000 in 1998 due primarily to capital expenditures related to the completion of the MARINE 700 and upgrade of the MARINE 500. Net cash provided by financing activities during 1999 consisted primarily of $130,000,000 in proceeds from long-term debt borrowings and $54,417,000 in net proceeds from the sale of 4,600,000 shares of common stock in May 1999.

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing of up to $200,000,000 to be used for rig acquisitions and upgrades, as well as for general corporate purposes. The Credit Facility is a five-year revolving credit facility and is secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin determined pursuant to a debt to EBITDA calculation or
(ii) prime if a Base Rate Loan. As of December 31, 1999, $180,000,000 was outstanding under the Credit Facility. Subsequent to year-end, the Company has made $25,000,000 in principal payments, reducing the outstanding debt balance under the Credit Facility to $155,000,000 as of March 14, 2000.

         On September 21, 1999, the Company amended the Credit Facility. The significant elements of the amendment include (i) an increase in the maximum permitted ratio of debt to EBITDA to 4 to 1 compared to the original 3 to 1,
(ii) a modification to the definition of EBITDA to give pro forma effect to certain newly acquired assets or long-term contracts, and (iii) a change to the definition of working capital to include any available commitments under the Credit Facility for purposes of satisfying the positive working capital requirement. Also, the margin over LIBOR that the Company pays under the Credit Facility was increased from a range of 75 to 125 basis points to 100 to 250 basis points. As of December 31, 1999, the Company was in compliance with the covenants of its amended Credit Facility.

         During 1997, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under longer-term contracts. The MARINE 500 and MARINE 700 are both operating under long-term contracts that will generate contract revenues in excess of $300,000,000 over the remaining life of the contracts. The MARINE 500 contract expires on December 31, 2001 and the MARINE 700 is under contract until August 5, 2004.

         Capital Resources. During the year ended December 31, 1999 the Company expended $205,897,000 in capital expenditures consisting primarily of disbursements for (i) the completion of the MARINE 700, (ii) the upgrade of the MARINE 500, and to a lesser extent (iii) the purchase of other rig machinery. Capital expenditures for the year 2000 are expected to be approximately $30 to $35 million, which includes the acquisition, upgrade and mobilization of the Marine 202 (formerly Baruna V) in January 2000. On January 10, 2000, the Company completed an offering of 1,000,000 shares of its Common Stock in an underwritten offering at a net price of $18.50 per share, or $18.5 million. The proceeds of the offering were used to acquire, upgrade and mobilize the Baruna V drilling rig.

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

YEAR 2000 ISSUE

         As of March 1, 2000, the year 2000 date change has not posed any significant problems for the Company. Based upon the system upgrades performed and experiences to date, the Company believes that the year 2000 will not pose any significant operational problems for the Company that could have a material adverse affect on the Company. However, there can be no assurances that the Company or its key vendors and suppliers will not encounter any year 2000 related problems that could result in a disruption of normal business activities and operations.

         To date, the Company has spent approximately $114,000 to ensure year 2000 compliance, including hardware and software expenditures. This does not include internal labor costs for the Company's information technology personnel who spend a portion of their time working on year 2000 compliance issues.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-K, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company;
(vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the continuation of market and other conditions similar to those in which the Company incurred net losses for the six months ended June 30, 1999; (ix) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (x) the re-negotiation or cancellation of the long-term contracts for the MARINE 700 or the MARINE 500, whether as a result of rig performance or because of some other reason; (xi) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiii) adverse uninsured litigation results; (xiv) adverse tax consequences with respect to operations; and (xv) adequacy of the Company's cash resources in the future. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Credit Facility. Interest on borrowings under the Credit Facility is at either the prime interest rate or LIBOR plus a pre-agreed upon percentage point spread. The Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months, with longer periods requiring bank approval. On May 28, 1999, the Company elected to lock in $100 million of outstanding debt at a fixed LIBOR rate of 5.5% plus a margin for one year. On November 24, 1999, the Company locked in $50 million of outstanding debt at a fixed LIBOR rate of 6.1% plus a margin for six months. The margin on these borrowings can range from 1.0% to 2.5% determined pursuant to a quarterly debt to EBITDA calculation. As of December 31, 1999, the margin for all borrowings was 1.75% and the Company had $180 million outstanding under its Credit Facility. On the remaining $30 million balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.3 million on an annual basis. The Company's objective in fixing the interest rate on these borrowings was to protect itself against rising interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


         We have audited the consolidated balance sheets of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                           KPMG LLP


Houston, Texas
January 25, 2000

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                           1999           1998
                                                                        -----------    -----------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                            $     4,664    $    12,576
   Accounts receivable - trade and other, net                                29,332         23,176
   Income tax receivable                                                     18,904             --
   Prepaid expenses and other                                                 2,091          3,290
   Inventory                                                                    402            579
                                                                        -----------    -----------

       Total current assets                                                  55,393         39,621

Property and equipment                                                      705,351        500,510
   Less accumulated depreciation                                             97,511         68,881
                                                                        -----------    -----------

       Property and equipment, net                                          607,840        431,629
Other                                                                         2,909          4,434
                                                                        -----------    -----------

                                                                        $   666,142    $   475,684
                                                                        ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                     $    13,919    $     8,927
   Accrued expenses                                                           9,998         20,667
   Current tax liability                                                         --          2,558
   Employer's liability claims, current                                         660            770
                                                                        -----------    -----------

       Total current liabilities                                             24,577         32,922

Long-term debt                                                              180,000         50,000

Other non-current liabilities                                                 4,406          2,046

Deferred income taxes                                                        44,414         29,128

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 57,199,489 and 52,365,537 shares,
     as of December 31, 1999 and December 31, 1998, respectively                572            524
   Common stock restricted                                                   (1,073)        (1,596)
   Additional paid-in capital                                               263,319        206,603
   Retained earnings from January 1, 1993                                   149,927        156,057
                                                                        -----------    -----------

       Total shareholders' equity                                           412,745        361,588
                                                                        -----------    -----------

Commitments and contingencies                                                    --             --
                                                                        -----------    -----------

                                                                        $   666,142    $   475,684
                                                                        ===========    ===========

                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                       FOR THE YEARS ENDED DECEMBER 31,
                                     -----------------------------------
                                        1999         1998         1997
                                     ---------    ---------    ---------
Revenues                             $ 115,406    $ 228,015    $ 190,257

Costs and Expenses:
     Contract drilling                  77,591      102,166       77,847
     Depreciation and amortization      29,569       20,191       16,995
     General and administrative         12,575       12,287        7,807
                                     ---------    ---------    ---------
                                       119,735      134,644      102,649
                                     ---------    ---------    ---------
       Operating income (loss)          (4,329)      93,371       87,608
                                     ---------    ---------    ---------

Other Income (expense):
     Interest expense                   (6,184)        (481)        (575)
     Interest income                       886        1,683        2,398
     Other income                        1,145          968          405
                                     ---------    ---------    ---------
                                        (4,153)       2,170        2,228
                                     ---------    ---------    ---------

Income (loss) before income taxes       (8,482)      95,541       89,836

Income tax expense (benefit)            (2,352)      34,720       31,456
                                     ---------    ---------    ---------

Net income (loss)                    $  (6,130)   $  60,821    $  58,380
                                     =========    =========    =========

Earnings (loss) per share:
     Basic                           $   (0.11)   $    1.16    $    1.13
     Diluted                         $   (0.11)   $    1.15    $    1.11

Average common shares:
     Basic                              55,275       52,217       51,572
     Diluted                            55,275       52,726       52,452



                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              COMMON STOCK           ADDITIONAL
                                                        --------------------------     PAID-IN      RESTRICTED      RETAINED
                                                          SHARES         AMOUNT        CAPITAL         STOCK        EARNINGS
                                                        -----------    -----------   -----------    -----------    -----------
Balances at December 31, 1996                            51,262,519    $       513   $   184,992    $      (628)   $    36,856

   Net income                                                    --             --            --             --         58,380
   Issuance of restricted common stock                       76,500             --         1,323         (1,323)            --
   Accrual of compensation expense                               --             --            --            590             --
   Forfeitures of restricted common stock                   (12,000)            --          (112)           112             --
   Common stock options exercised                           494,333              5         1,370             --             --
   Issuance of common stock for 401(k) plan                  66,277              1         1,285             --             --
   Pre-quasi-reorganization net operating
     loss carryforwards                                          --             --         8,310             --             --
   Tax benefits related to common stock
     issued pursuant to long term incentive plan                 --             --         3,993             --             --
   Issuance of stock for Non-Employee Directors' Plan         2,815             --            60             --             --
   Other                                                         --             --            15             --             --
                                                        -----------    -----------   -----------    -----------    -----------
Balances at December 31, 1997                            51,890,444            519       201,236         (1,249)        95,236

   Net income                                                    --             --            --             --         60,821
   Issuance of restricted common stock                       76,900              1         1,176         (1,177)            --
   Accrual of compensation expense                               --             --            --            659             --
   Forfeitures of restricted common stock                   (10,000)            --          (171)           171             --
   Common stock options exercised                           272,675              3           748             --             --
   Issuance of common stock for 401(k) plan                 130,890              1         1,670             --             --
   Tax benefits related to common stock
     issued pursuant to long term incentive plan                 --             --         1,892             --             --
   Issuance of stock for Non-Employee Directors' Plan         4,628             --            62             --             --
   Other                                                         --             --           (10)            --             --
                                                        -----------    -----------   -----------    -----------    -----------
Balances at December 31, 1998                            52,365,537            524       206,603         (1,596)       156,057

   Net loss                                                      --             --            --             --         (6,130)
   Issuance of stock for stock offering                   4,600,000             46        54,371             --             --
   Issuance of restricted common stock                       15,350             --           215           (215)            --
   Accrual of compensation expense                               --             --            --            643             --
   Forfeitures of restricted common stock                    (7,850)            --           (95)            95             --
   Common stock options exercised                            76,733              1           447             --             --
   Issuance of common stock for 401(k) plan                 145,321              1         1,564             --             --
   Tax benefits related to common stock
     issued pursuant to long term incentive plan                 --             --           152             --             --
   Issuance of stock for Non-Employee Directors' Plan         4,398             --            62             --             --
                                                        -----------    -----------   -----------    -----------    -----------
Balances at December 31, 1999                            57,199,489    $       572   $   263,319    $    (1,073)   $   149,927
                                                        ===========    ===========   ===========    ===========    ===========

                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                       1999         1998         1997
                                                                    ---------    ---------    ---------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $  (6,130)   $  60,821    $  58,380

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Deferred income taxes                                             15,285       11,038        4,361
     Pre-quasi-reorganization net operating loss carryforwards             --           --        8,310
     Tax benefits related to common stock issued pursuant to
       long-term incentive plan                                           152        1,892        3,993
     Depreciation and amortization                                     29,569       20,191       16,995
     Gain on disposition of equipment                                    (683)        (884)        (156)
     Accrual of compensation expense, net                                 772          817          741
     Issuance of common stock to the employee
       retirement plan and the Non-Employee Directors' Plan             1,627        1,733        1,345
     (Increase) decrease in receivables                                (6,156)      23,504      (25,286)
     (Increase) in income tax receivable                              (18,904)          --           --
     (Increase) decrease in prepaid expenses, other and inventory       1,376        1,179       (2,690)
     Increase (decrease) in payables, accrued
       expenses and employer's liability claims                        (5,985)      16,317        8,384
     Other                                                              1,397       (3,500)      (1,792)
                                                                    ---------    ---------    ---------

         Net cash provided by operating activities                     12,320      133,108       72,585
                                                                    ---------    ---------    ---------

Cash Flows From Investing Activities:
  Purchase of short-term investments                                       --           --      (19,514)
  Maturity of short-term investments                                       --           --       29,967
  Purchase of equipment                                              (205,897)    (190,896)     (73,490)
  Acquisition of company, net of cash acquired                             --       (2,519)     (52,531)
  Proceeds from disposition of equipment                                  800        1,523          251
                                                                    ---------    ---------    ---------

         Net cash used in investing activities                       (205,097)    (191,892)    (115,317)
                                                                    ---------    ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from long-term debt                                        130,000       50,000           --
  Proceeds from sale of common stock                                   54,417           --           --
  Proceeds from exercise of stock options                                 448          751        1,375
  Issuance cost of sale of common stock                                    --          (10)          15
  Payments of debt                                                         --           --      (10,000)
                                                                    ---------    ---------    ---------

         Net cash provided by (used in) financing activities          184,865       50,741       (8,610)
                                                                    ---------    ---------    ---------

         Net decrease in cash and cash equivalents                     (7,912)      (8,043)     (51,342)

Cash and cash equivalents at beginning of period                       12,576       20,619       71,961
                                                                    ---------    ---------    ---------

Cash and cash equivalents at end of period                          $   4,664    $  12,576    $  20,619
                                                                    =========    =========    =========

                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                            1999        1998        1997
                                                                          --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                           $  8,472    $    553    $    620
       Income taxes                                                          5,347      21,345      11,835

    Noncash investing and financing activities:
       Issuance of 15,350, 76,900 and 76,500 shares in 1999, 1998
           and 1997 respectively, of restricted common stock              $    215    $  1,177    $  1,323
       Forfeitures of 7,850, 10,000 and 12,000 shares in 1999, 1998 and
           1997 respectively, of restricted common stock                       (95)       (171)       (112)

    Business acquisition, net of cash acquired:
       Working capital, other than cash                                   $     --    $     --    $    766
       Plant and equipment                                                      --          --     (54,186)
       Purchase price in excess of the net assets acquired                      --          --        (828)
       Minority interest                                                        --      (2,519)      1,717
                                                                          --------    --------    --------

           Net cash used for acquisition                                  $     --    $ (2,519)   $(52,531)
                                                                          ========    ========    ========


                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

         Organization and Business -- The consolidated financial statements include the accounts of Marine Drilling Companies, Inc. ("Parent") and its subsidiaries, Marine Drilling Management Company ("MDMC"), Marine 300 Series, Inc. ("M300SI") and Marine Drilling International, Inc. ("MDII"). Unless the context otherwise requires, the term "Company" refers to Marine Drilling Companies, Inc. and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

         The Company is engaged in the business of drilling offshore oil and gas wells in domestic and international locations. International operations have been conducted in India, Southeast Asia and Western Australia.

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

         Property and Equipment --Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures. Depreciation is provided on the straight-line method over the estimated remaining useful lives of the assets as shown below:

                                                                  Years
                                                              -------------
         Jack-up rigs (new)..............................        20 to 25
         Jack-up rigs (used/refurbished).................        5 to 15
         Semi-submersible rigs (new).....................           25
         Semi-submersible rigs (used)....................        10 to 15
         Drill pipe......................................           4
         Other equipment.................................        3 to 12

         Major renewals and improvements are capitalized and depreciated over the respective asset's useful life. Expenditures for normal maintenance and repairs are charged to expense as incurred. Maintenance and repairs amounted to $10,307,000, $12,345,000 and $12,066,000 in 1999, 1998 and 1997, respectively.
When property or equipment is retired, the related assets and accumulated depreciation are removed from the accounts and a gain or loss is reflected in other income (expense). The Company continues to depreciate idle drilling equipment using the same rates as while operating. The Company capitalizes interest expense related to certain capital expenditure projects. Capitalized interest was approximately $3,610,000, $193,000 and $49,000 for 1999, 1998 and
1997, respectively.

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

         Deferred Financing Costs -- Deferred financing costs are amortized over the life of the related debt. Deferred financing costs, net of accumulated amortization were $1,422,000, $1,472,000 and $783,000 at December 31, 1999, 1998
and 1997, respectively.

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

         Revenue Recognition -- Drilling revenues are recorded pursuant to day rate contracts, under which the Company receives a fixed amount per day for providing drilling services with its rigs. Revenues are recognized as earned. In connection with drilling contracts, the Company may receive lump sum fees for mobilization of equipment and personnel or for capital improvements to rigs. Significant mobilization and reimbursements are deferred and amortized over the term of the drilling contract. As of December 31, 1999, there was $4,800,000 of unamortized mobilization revenue. There were no unamortized mobilization and reimbursements as of December 31, 1998.

         Rig Mobilization Costs -- When significant costs are incurred in connection with mobilizing a drilling rig for a new contract, the Company defers and amortizes such costs over the term of the applicable drilling contract. There were no unamortized mobilization costs as of December 31, 1999 and 1998. Mobilization costs incurred in connection with rig purchases are capitalized as part of the purchase price and are depreciated over the life of the rig.

         Stock-Based Compensation -- The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock.

         Cash and Cash Equivalents -- The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998 none of the Company's cash on hand was restricted. As of December 31, 1999 and 1998, letters of credit totaling $791,000 and $908,000, respectively, were outstanding.

         Capital Structure -- The Company has one class of common stock, par value $0.01. The stock is traded on the NYSE Stock Market under the symbol MRL. There are 200,000,000 authorized shares of which 57,199,489 were issued and outstanding as of December 31, 1999. Each share of common stock is allowed one voting right.

         Earnings Per Share -- Basic earnings per share, represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc). Diluted earnings per share is determined based on the assumption that common stock equivalents have been converted using the average price for the period. Common stock equivalents with a weighted average of 509,000 and 880,000 are reflected in the calculation of diluted earnings per share for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1999, there were 2,693,000 stock options outstanding that were not included in the computation of diluted earnings per share. There were 849,000 stock options outstanding for the year ended December 31, 1998, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. For the year ended December 31, 1997, there were no stock options outstanding that were not included in the computation of diluted earnings per share. No adjustment to net income was made in calculating diluted earnings per share for the years ended December 31, 1999, 1998 and 1997.

         Reclassification of Accounts -- Certain reclassifications have been made to conform to current year presentation with no effect on net income.

         Concentrations of Credit Risk -- The market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of independent and major oil and gas companies. The Company performs ongoing credit evaluations of its customers and obtains collateral security as deemed prudent. The Company has established an adequate allowance for bad debts, and such losses have historically been within management's expectations. At December 31, 1999, 1998 and 1997, the Company had cash deposits in one bank. In addition, the Company had mutual funds and commercial paper with a variety of companies and financial institutions

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


with strong credit ratings, and such securities are held until maturity. The Company believes that credit and market risk in such instruments is minimal.

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

(2)      ACCOUNTS RECEIVABLE - TRADE AND OTHER, NET

         Accounts receivables are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999       1998
                                                              -------    -------
Trade receivables ........................................    $28,809    $22,714
Other receivables ........................................        523        462
                                                              -------    -------

                                                              $29,332    $23,176
                                                              =======    =======

(3)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures, and are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Drilling rigs ............................................   $682,985   $292,003
Drill string .............................................      8,505      8,622
Other equipment ..........................................     12,368      6,611
Construction in progress .................................      1,493    193,274
                                                             --------   --------

                                                             $705,351   $500,510
                                                             ========   ========

         Depreciation expense was $29,569,000, $19,984,000 and $16,631,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(4)      ACCRUED EXPENSES

         Accrued expenses are summarized as follows (in thousands):

                                                                 DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------    -------
         Construction in progress ........................   $  1,214    $11,320
         Accrued payroll and related taxes ...............      1,919      3,491
         Accrued health benefit plan claims ..............        788        740
         Accrued interest ................................      1,096        120
         Foreign tax liability ...........................        318      1,963
         Other accrued expenses ..........................      4,663      3,033
                                                             --------    -------

                                                             $  9,998    $20,667
                                                             ========    =======

(5)      LONG-TERM DEBT

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing of up to $200 million to be used for rig acquisitions and upgrades as well as for general corporate purposes. The Credit Facility is a five-year revolver and is secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. As of December 31, 1999, $180 million was outstanding under the Credit Facility. Subsequent to year-end, the Company has made $25 million in principal payments, reducing the outstanding debt balance under the Credit Facility to $155 million as of March 14, 2000.

         On September 21, 1999, the Company amended the Credit Facility. The significant elements of the amendment include (i) an increase in the maximum permitted ratio of debt to EBITDA to 4 to 1 compared to the original 3 to 1,
(ii) a modification to the definition of EBITDA to give pro forma effect to certain newly acquired assets or long-term contracts, and (iii) a change to the definition of working capital to include any available commitments under the Credit Facility for purposes of satisfying the positive working capital requirement. Also, the margin over LIBOR that the Company pays under the Credit Facility was increased from a range of 75 to 125 basis points to 100 to 250 basis points. As of December 31, 1999, the Company was in compliance with the covenants of its amended Credit Facility.

         During 1999, the Company incurred $6.2 million of interest expense, including amortization of deferred financing costs related to the Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. Accordingly, $3.6 million, $0.2 million and $0 of interest expense was capitalized during the years ended December 31, 1999, 1998 and 1997 respectively.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         (6)      INCOME TAXES

         Income taxes consist of the following (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                  1999       1998      1997
                                                                --------    -------   -------
Current:
      U.S. federal ..........................................   $(18,577)   $17,876   $12,197
      State .................................................        153         48        44
      Foreign ...............................................        612      3,866     2,551
                                                                --------    -------   -------
                                                                 (17,812)    21,790    14,792
                                                                --------    -------   -------
Other:
      U.S. federal - deferred ...............................     15,285     11,038     4,361
      Pre-quasi-reorganization net operating loss
          carryforwards .....................................       --         --       8,310
      Tax benefits related to common stock issued
          pursuant to long-term incentive plan and other ....        175      1,892     3,993
                                                                --------    -------   -------

                                                                  15,460     12,930    16,664

                                                                --------    -------   -------
Total tax expense (benefit) .................................   $ (2,352)   $34,720   $31,456
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

         For the years ended December 31, 1999, 1998 and 1997, the effective tax rates for financial reporting purposes were 28%, 36%, and 35%, respectively. The effective tax benefit rate of 28% in 1999 was less than U.S. federal statutory rate of 35% and the 1998 effective tax rate was higher than the statutory rate due to the effects of foreign tax payments for which the Company did not receive U.S. federal tax benefits in 1999 and 1998.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                                                   DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax assets:
     Net operating loss carryforwards .....................   $  3,775    $  3,775
     Alternative minimum tax carryforward .................      3,059        --
     Investment tax, general business and foreign tax
         credit carryforwards .............................      1,972         291
     Deferred revenue .....................................      1,680        --
     Employer's liability claims ..........................        781         863
     Deferred compensation ................................        134         119
     Other ................................................         14         456
                                                              --------    --------

     Total gross deferred tax assets ......................     11,415       5,504
     Less valuation allowance .............................     (4,066)     (4,066)
                                                              --------    --------

     Net deferred tax assets ..............................      7,349       1,438
                                                              --------    --------
Deferred tax liabilities:
     Property and equipment, principally due to differences
         in depreciation ..................................     51,564      30,001
     Other ................................................        199         565
                                                              --------    --------

     Total gross deferred tax liabilities .................     51,763      30,566
                                                              --------    --------
Net deferred tax liability ................................   $ 44,414    $ 29,128
                                                              ========    ========

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $4,066,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible and the Section 382 limitation as discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999.

         At December 31, 1999, the Company had the following carryforwards for federal income tax purposes (in thousands):

       CARRYFORWARD               AMOUNT    EXPIRE IN YEARS
       ------------               -------   ---------------
Net operating loss                $10,787      2006-2011
Foreign tax credit                  1,681      2002-2003
Investment tax credit and
    general business tax credit       290        2000

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

(7)      BENEFIT PLANS

         1992 LONG TERM INCENTIVE PLAN -- In late 1992, the Company adopted the Marine Drilling 1992 Long Term Incentive Plan ("1992 Plan") which was amended in 1997. Pursuant to the terms of the 1992 Plan, an aggregate of 10,000,000 shares (subject to the restrictions described herein) of common stock are available for distribution pursuant to stock options, SARs and restricted stock. The number of shares of common stock available for distribution is further limited in that no stock options, SARs or restricted stock may be issued if, immediately after such issuance, the number of shares subject to outstanding stock options, SARs and restricted stock awards would exceed 7% of the common stock then outstanding. The shares of common stock subject to any stock option or SAR that terminates without a payment being made in the form of common stock would again become available for distribution pursuant to the 1992 Plan.

         Restricted Common Stock. During 1999, 1998 and 1997, the Company issued restricted stock grants consisting of 15,350, 76,900 and 76,500 shares, respectively, of common stock. These grants generally lapse over four-year periods and the values of the grants are based on the respective closing prices on the day preceding each grant and are recognized as compensation expense over the periods during which the restrictions lapse. Compensation expense related to the issuance of restricted common stock for the years ended December 31, 1999, 1998 and 1997 was $606,000, $648,000 and $590,000, respectively. During 1999,
1998 and 1997, 7,850, 10,000 and 12,000 shares, respectively, of restricted common stock were forfeited.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Common Stock Options. The exercise price of each option equals the market price of the Company's stock on the date of grant. An option's maximum term is ten years. The vesting periods range from immediately to four years and is determined at the issuance of each grant. The following table summarizes stock option transactions pursuant to the 1992 Plan:

                                                 1999                         1998                       1997
                                       -------------------------    -------------------------   -------------------------
                                                      WEIGHTED                     WEIGHTED                     WEIGHTED
                                                       AVERAGE                     AVERAGE                      AVERAGE
                                                      EXERCISE                     EXERCISE                     EXERCISE
         FIXED OPTIONS                   SHARES         PRICE         SHARES        PRICE         SHARES         PRICE
--------------------------------       ----------    -----------    ----------    -----------   ----------    -----------
Outstanding at beginning of year        1,777,538    $     12.64     1,299,547    $      7.80    1,721,380    $      5.63
Granted                                   983,775           9.40       831,500          17.63      117,500          16.38
Exercised                                 (76,733)          5.83      (245,175)          2.56     (489,333)          2.77
Forfeited                                 (78,780)         15.27      (108,334)         15.74      (50,000)          2.50
                                       ----------    -----------    ----------    -----------   ----------    -----------
Outstanding at end of year              2,605,800    $     11.53     1,777,538    $     12.64    1,299,547    $      7.80
                                       ==========    ===========    ==========    ===========   ==========    ===========

Options exercisable at year-end         1,058,900                      662,079                     473,714
Weighted-average fair value
  of options granted during the year   $     5.35                   $    10.94                  $     9.55


         The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 1999:

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  ------------------------------------------------   -------------------------------
                                    WEIGHTED-AVG.
                      NUMBER         REMAINING                          NUMBER
                    OUTSTANDING      CONTRACTUAL     WEIGHTED-AVG.    EXERCISABLE      WEIGHTED-AVG.
EXERCISE PRICES     AT 12/31/99        LIFE         EXERCISE PRICE    AT 12/31/99     EXERCISE PRICE
---------------   --------------   --------------   --------------   --------------   --------------
$1.25 to 2.50            149,025              4.6   $         2.16          149,025   $         2.16
$6.00 to 9.44          1,262,000              8.0             7.70          583,125             8.96
$10.00 to 18.13        1,019,775              8.3            15.61          283,000            14.95
$22.56 to 24.63          175,000              8.3            23.42           43,750            23.42
                  --------------   --------------   --------------   --------------   --------------
                       2,605,800              7.9   $        11.53        1,058,900   $        10.20
                  ==============   ==============   ==============   ==============   ==============



         Based upon common stock outstanding as of December 31, 1999 and shares reserved for issuance as set forth above, the number of shares then available for future stock options, SARs and restricted stock grants was 7,133,476. The number of shares available due to the 7% limitation was 1,491,998 and 809,279 shares, respectively.

         No compensation costs were recognized as expense for 1999, 1998 and 1997 because the Company has elected to continue accounting for such transactions under APB 25.

         NON-EMPLOYEE DIRECTORS' PLAN -- The Company adopted the 1995 Non-Employee Directors' Plan (the "Directors' Plan") effective June 29, 1995. The Directors' Plan provides for the grant of shares and options to acquire common stock to each director who is not an employee of the Company. A maximum of 350,000 shares may be issued pursuant to stock awards or options. Each option granted will vest and become exercisable one year after its grant and will expire ten years from the date the option is granted. The exercise price of each option equals the market price of the Company's stock on the date of grant. No compensation costs were recognized as expense.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table summarizes stock option transactions under the Director's Plan as of December 31, 1999:


                                                1999                            1998                               1997
                                    ------------------------------   ------------------------------   ------------------------------
                                                       WEIGHTED                        WEIGHTED                         WEIGHTED
                                                       AVERAGE                         AVERAGE                          AVERAGE
                                                       EXERCISE                        EXERCISE                         EXERCISE
          FIXED OPTIONS                 SHARES          PRICE            SHARES         PRICE            SHARES          PRICE
----------------------------------  -------------    -------------   -------------    -------------   -------------    -------------

  Outstanding at beginning of year         72,500    $       15.31          67,500    $        6.99          60,000    $        4.94
  Granted                                  15,000            15.50          40,000            21.63          12,500            15.63
  Exercised                                     -                -         (27,500)            4.51          (5,000)            4.00
  Forfeited                                     -                -          (7,500)           13.63               -                -
                                    -------------    -------------   -------------    -------------   -------------    -------------
  Outstanding at year end                  87,500    $       15.35          72,500    $       15.31          67,500    $        6.99
                                    =============    =============   =============    =============   =============    =============

  Options exercisable at year-end          72,500                           32,500                           55,000
  Weighted-average fair value
    of options granted during the   $        9.07                    $       13.37                    $        9.08
    year

         The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 1999 under the Director's Plan.


                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   ------------------------------------------------   -------------------------------
                       NUMBER       WEIGHTED-AVG.                         NUMBER
                     OUTSTANDING      REMAINING       WEIGHTED-AVG.    EXERCISABLE      WEIGHTED-AVG.
EXERCISE PRICES      AT 12/31/99   CONTRACTUAL LIFE  EXERCISE PRICE    AT 12/31/99      EXERCISE PRICE
----------------   --------------   --------------   --------------   --------------   --------------
$ 4.00 to  9.63            25,000              5.6   $         5.13           25,000   $         5.13
$15.50 to 17.88            32,500              8.4            16.26           17,500            16.91
$    22.88                 30,000              8.4            22.88           30,000            22.88
                   --------------   --------------   --------------   --------------   --------------
                           87,500              7.1   $        15.35           72,500   $        15.31
                   ==============   ==============   ==============   ==============   ==============

         During 1999, 1998 and 1997, 4,398, 4,628 and 2,815 shares were issued as stock awards and related compensation expense of $166,000, $169,000 and $151,000 was recognized in 1999, 1998 and 1997, respectively.

         EMPLOYEE 401(K) PROFIT SHARING PLAN -- The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") covering substantially all of its employees who have been employed at least three months. The Company matches employees' contributions to the Plan on a dollar-for-dollar basis, in the form of Company common stock, up to 6% of their eligible compensation. During 1999, 1998 and 1997, the Company made matching contributions with the Company's common stock totaling $1,505,000, $1,704,000 and $1,303,000, respectively.

         EXECUTIVE DEFERRED COMPENSATION PLAN -- The Company adopted the Executive Deferred Compensation Plan (the "Executive Plan") effective December 31, 1994. Employees who participate in the Executive Plan are selected by an Administrative Committee. Under the Executive Plan, the participating executives may elect (i) to defer up to 80% of compensation after reaching the limitations applicable to the Company's 401(k) Plan and (ii) to defer any excess contributions refunded by the 401(k) Plan. The Company matches executives' contributions to the Executive Plan on a dollar-for-dollar basis, in cash up to 5% of their eligible compensation. As of December 31, 1999 and 1998 the amount deferred under the Executive Plan was $434,000 and $338,000, respectively.

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


                                           1999           1998           1997
                                       -----------     ----------     ----------
Net income (loss):
     As reported .................     $   (6,130)     $   60,821     $   58,380
     Pro forma ...................         (8,735)         57,677         56,988
Basic earnings (loss) per share:
     As reported .................          (0.11)           1.16           1.13
     Pro forma ...................          (0.16)           1.10           1.11
Diluted earnings (loss) per share:
     As reported .................          (0.11)           1.15           1.11
     Pro forma ...................          (0.16)           1.09           1.09

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.


                                          1999            1998           1997
                                       ----------      ----------     ----------
Expected dividend yield ..........             -              -             -
Expected price volatility ........          67.9%          70.0%         63.2%
Risk-free interest rate ..........           6.2%           5.3%          5.4%
Expected life of option ..........       5 years        5 years       5 years

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

         Shipyard Contract Dispute -- In December 1997, the company entered into an agreement whereby HAM Marine, Inc., now Friede Goldman International, Inc. ("FGI"), would complete construction of the MARINE 700 semi-submersible drilling rig in their shipyard in Pascagoula, Mississippi for $87 million. As a result of, among other things, delays and cost overruns, the Company incurred $122 million ($87 million contract plus $35 million in change orders) for completion of the construction of the MARINE 700.

         FGI asserted an $18.2 million claim for additional costs allegedly incurred by FGI as a result of alleged changes in scope of work associated with construction of the MARINE 700. The Company believed that it was not obligated under its contract with FGI to pay any costs over and above the $122 million invoiced by FGI. Additionally, the Company asserted a $3.8 million claim against FGI and offset the $3.8 million against the $122 million invoiced by FGI. The $3.8 million claim consisted of $3.5 million for work performed by the Company that the Company believes was contractually the responsibility of FGI plus $0.3 million for late delivery damages. The Company and FGI settled the claim in February 2000, for $3.8 million, the amount previously withheld by the Company.

         Other Legal Proceedings -- The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         Operating Leases -- The Company rents certain equipment and other property under operating leases. Rental expense was $1,507,000, $1,722,000 and $1,836,000 in 1999, 1998 and 1997, respectively. Aggregate future minimum rental payments relating to operating leases not including the charter fee for the MARINE 510, are as follows (in thousands):


                                                                2000        2001        2002        2003       2004
                                                             ----------- ----------- ----------- ----------- -----------
           Office and equipment leases....................      $755        $449        $394        $393       $395
                                                             =========== =========== =========== =========== ===========

         Charter Agreement -- In July 1997, the Company entered into a Charter Agreement with Shanghai Bureau of Marine Geological Survey ("SBMGS") to charter the KANTAN 3 (referred to as the MARINE 510), a semi-submersible rig, for a period of five years. The MARINE 510 is a 600-foot water depth rig based upon the Pacesetter design and was built in China in 1984. The Charter Agreement began in mid-May 1998. The Charter Agreement and related agreements required the Company to pay approximately $26,000 per day during the first year, $23,000 per day during the second year and $24,500 per day for the last three years of the charter for each day that the MARINE 510 worked. The rig did not work from November 1998 until July 21, 1999, when the Company terminated the Charter Agreement for the MARINE 510. The termination agreement provides that if market conditions improve and the rig becomes available to work outside of Chinese waters, the Company and SBMGS anticipate entering into another charter agreement upon mutually agreeable terms or upon the same terms as the original Charter Agreement.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Marketing Agreement for NANHAI VI -- In August 1998, the Company entered into an agreement effective through October 1, 1999, with China's Southern Drilling Company to market and manage the 1,500-foot water depth rated semi-submersible NANHAI VI. The Company recently extended the agreement through December 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. The rig is technically and economically suitable to be upgraded to 4,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. Pursuant to the marketing agreement, if the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. The Company is actively marketing the rig, which will be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

      The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):


                                                         JACK-UP           SEMI        CORPORATE &
                                                        OPERATIONS      OPERATIONS        OTHER            TOTAL
                                                      --------------- --------------- ---------------  ---------------
             1999
                 Revenues                              $    68,427     $    46,979     $         -      $   115,406
                 Operating Income (Loss)                    (9,956)         21,447         (15,820)          (4,329)
                 Identifiable Assets                       148,659         481,116          36,368          666,142
                 Capital Expenditures                        4,833         199,207           1,857          205,897
                 Depreciation & Amortization                15,606          10,718           3,245           29,569

             1998
                 Revenues                              $   192,667     $    35,348     $         -      $   228,015
                 Operating Income (Loss)                    97,714          10,940         (15,283)          93,371
                 Identifiable Assets                       166,622         280,684          28,378          475,684
                 Capital Expenditures                       27,368         158,267           5,261          190,896
                 Depreciation & Amortization                13,923           3,272           2,996           20,191

             1997
                 Revenues                              $   172,143     $    18,114     $         -      $   190,257
                 Operating Income (Loss)                    93,276           4,632         (10,300)          87,608
                 Identifiable Assets                       179,584         123,280          31,318          334,182
                 Capital Expenditures                       39,574          84,366           3,736          127,676
                 Depreciation & Amortization                11,260           3,242           2,493           16,995

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):


                                                                           1999            1998            1997
                                                                       ------------    ------------    ------------
         Revenues:
              United States                                             $  83,176       $ 161,974       $ 157,349
              India                                                             -           4,585           5,381
              Southeast Asia                                               11,369          61,456          27,527
              Australia                                                    15,956               -               -
              Other Foreign                                                 4,905               -               -

         Long-Lived Assets:
              United States                                               363,843         264,550         158,432
              India                                                             -               -          13,214
              Southeast Asia                                              170,389         131,959          88,841
              Australia                                                         -               -               -
              Other Foreign                                                73,608          35,120               -

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the years 1999, 1998 and 1997, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):


                                                  1999                       1998                       1997
                                         -----------------------    -----------------------    -----------------------
                                                     % OF TOTAL                  % OF TOTAL                 % OF TOTAL
                                          REVENUE      REVENUE       REVENUE       REVENUE      REVENUE      REVENUE
                                         ----------   ----------    ----------   ----------    ----------   ----------
Applied Drilling Technology, Inc.
 - Jack-up Operations                    $   25,719           22%   $   54,381           24%   $   48,235           25%
Western Australian Petroleum Pty., Ltd
 - Semi Operations                           19,083           17%            -            -             -            -
Esso Exploration, Inc.
 - Semi Operations                           18,626           16%            -            -             -            -

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)     UNAUDITED QUARTERLY FINANCIAL DATA

         A summary of unaudited quarterly consolidated financial information for 1999 and 1998 is as follows (in thousands, except per share data):


                                           FIRST        SECOND        THIRD        FOURTH
                  1999                    QUARTER       QUARTER      QUARTER       QUARTER
-------------------------------------    ---------     ---------    ---------     ---------
Revenues                                 $  19,827     $  15,503     $  35,263    $  44,813
Operating income (loss)                     (5,948)       (8,404)        3,526        6,497
Income (loss) before income taxes           (5,963)       (8,426)        2,083        3,824
Income tax expense (benefit)                (1,195)       (1,683)         (813)       1,339
Net income (loss)                           (4,768)       (6,743)        2,896        2,485
Basic earnings (loss)per share (1)       $   (0.09)    $   (0.12)   $     0.05    $    0.04
Diluted earnings (loss) per share (1)    $   (0.09)    $   (0.12)   $     0.05    $    0.04
Basic average common shares                 52,402        54,313        57,133       57,180
Diluted average common shares               52,402        54,313        57,708       57,790


                                    FIRST       SECOND        THIRD       FOURTH
            1998                   QUARTER     QUARTER       QUARTER      QUARTER
------------------------------    ---------    ---------    ---------    ---------
Revenues                          $  57,464    $  64,141    $  63,452    $  42,958
Operating income                     25,478       30,864       26,199       10,830
Income before income taxes           26,199       31,469       26,809       11,064
Income tax expense                    9,441       11,360        9,884        4,035
Net income                           16,758       20,109       16,925        7,029
Basic earnings per share (1)      $    0.32    $    0.38    $    0.32    $    0.13
Diluted earnings per share (1)    $    0.32    $    0.38    $    0.32    $    0.13
Basic average common shares          52,987       52,240       52,289       52,334
Diluted average common shares        52,608       52,932       52,623       52,542

--------------
(1) Quarterly net income per common share may not total to annual results due to rounding.


(14)     SUBSEQUENT EVENTS

         On January 10, 2000, the Company completed an offering of 1,000,000 shares of its Common Stock in an underwritten offering at a net price of $18.50 per share, or $18,500,000. The proceeds of the offering were used to acquire, upgrade and mobilize the Baruna V drilling rig.

         On January 20, 2000, the Company acquired a jack-up rig, the Baruna V, for $13.5 million. The rig is a Bethlehem mat cantilever capable of working in up to 200 feet of water. The rig was built in 1980 and is currently located in Southeast Asia. The rig was renamed the MARINE 202 and will be mobilized to the Gulf of Mexico during the second quarter of 2000, along with the MARINE 201, currently located in the United Arab Emirates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The information called for by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's Proxy Statements relating to its annual meeting of Shareholders to be held May 11, 2000, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are included in Part II, Item 8:

         (1)      Consolidated Financial Statements


                                                                                                                 Page
                                                                                                                 ----

                   Independent Auditors' Report..................................................                  20

                   Consolidated Balance Sheets at December 31, 1999 and 1998.....................                  21

                   Consolidated Statements of Operations for each of the years
                       in the three-year period ended December 31, 1999..........................                  22

                   Consolidated Statements of Shareholders' Equity for each of
                       the years in the three-year period ended December 31, 1999................                  23

                   Consolidated Statements of Cash Flows for each of the years
                       in the three-year period ended December 31, 1999..........................                  24

                   Notes to Consolidated Financial Statements....................................                  26

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

++       10.1     First Amended and Restated Employment Agreement between Marine
                  Drilling Companies, Inc. and Jan Rask dated September 1, 1999
                  (incorporated by reference to Exhibit 10.1 in Form 10-Q for quarter ended September 30, 1999).

++       10.2     First Amended and Restated Severance Agreement between Marine
                  Drilling Companies, Inc. and George H. Gentry, III dated
                  September 1, 1999 (incorporated by reference to Exhibit 10.2 in Form 10-Q for quarter ended September 30, 1999).

++       10.3     First Amended and Restated Severance Agreement between Marine
                  Drilling Companies, Inc. and H. Larry Adkins dated September
                  1, 1999 (incorporated by reference to Exhibit 10.3 in Form
                  10-Q for quarter ended September 30, 1999).

++       10.4     Severance Agreement between Marine Drilling Companies, Inc.
                  and O. Peter Blom dated September 1, 1999 (incorporated by reference to Exhibit 10.4 in Form 10-Q for quarter ended
                  September 30, 1999).


++       10.5     First Amended and Restated Employment Agreement between Marine
                  Drilling Companies, Inc. and Bobby E. Benton dated September
                  1, 1999 (incorporated by reference to Exhibit 10.5 in Form
                  10-Q for quarter ended September 30, 1999).

++       10.6     Marine Drilling Companies, Inc. 1995 Non-Employee Directors'
                  Plan (incorporated by reference to Annex A of the Company's
                  Proxy Statement dated July 17, 1995) (incorporated by reference to Exhibit 10.6 in Form 10-Q for quarter ended
                  September 30, 1999).

++       10.7     First Amended and Restated Employment Agreement between Marine
                  Drilling Companies, Inc. and T. Scott O'Keefe dated September
                  1, 1999 (incorporated by reference to Exhibit 10.7 in Form
                  10-Q for quarter ended September 30, 1999).

++       10.9     First Amended and Restated Severance Agreement between Marine
                  Drilling Companies, Inc. and Vincent G. Bounds dated September
                  1, 1999 (incorporated by reference to Exhibit 10.9 in Form
                  10-Q for quarter ended September 30, 1999).

++       10.10    First Amended and Restated Severance Agreement between Marine
                  Drilling Companies, Inc. and Dale W. Wilhelm dated September
                  1, 1999 (incorporated by reference to Exhibit 10.10 in Form
                  10-Q for quarter ended September 30, 1999).

         10.11 Amendment No. 1 and Waiver Agreement dated September 21, 1999 among Marine Drilling Companies and ABN AMRO Bank N.V., Christiania Bank Og Kreditkasse, Credit Agricole Indosuez, Bankers Trust Company, Skandinaviska Enskilda Banken AB (Publ.), Bank Austria, Bank of Nova Scotia, Banque Nationale Paris, Natexis Banque BFCE, and Nederlandse Scheepshypotheekbank N.V. (incorporated by reference to Exhibit 10.11 in Form 10-Q for quarter ended September 30,
                  1999).

++       10.18    The Marine Drilling 1992 Long-Term Incentive Plan
                  (incorporated by reference to Exhibit 10.18 of the Company's
                  Registration Statement No. 33-52470 on Form S-1).

++       10.25    Marine Drilling Companies, Inc. Amended and Restated Executive
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


---------------------------

(b)      Reports on Form 8-K:
         No reports were filed on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED; THEREUNTO DULY AUTHORIZED, IN THE CITY OF SUGAR LAND, STATE OF TEXAS, ON MARCH 24, 2000.

                                                 MARINE DRILLING COMPANIES, INC.

                                                 By /s/ Jan Rask
                                                   -----------------------------
                                                        Jan Rask
                                                        President

         PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:


               SIGNATURE                                        TITLE                                        DATE

  /s/    Robert L. Barbanell                            Chairman of the Board                          March 24, 2000
----------------------------------------
         Robert L. Barbanell

  /s/         Jan Rask                            President Chief Executive Officer                    March 24, 2000
----------------------------------------                    And Director
              Jan Rask

  /s/     T. Scott O'Keefe                              Senior Vice President                          March 24, 2000
----------------------------------------               Chief Financial Officer
          T. Scott O'Keefe                           (Principal Financial Officer)


  /s/      Dale W. Wilhelm                          Vice President and Controller                      March 24, 2000
----------------------------------------           (Principal Accounting Officer)
           Dale W. Wilhelm

  /s/    Robert L. Barbanell                                   Director                                March 24, 2000
----------------------------------------
         Robert L. Barbanell

  /s/     David A. B. Brown                                    Director                                March 24, 2000
----------------------------------------
          David A. B. Brown

  /s/      Howard I. Bull                                      Director                                March 24, 2000
----------------------------------------
           Howard I. Bull

  /s/       J. C. Burton                                       Director                                March 24, 2000
----------------------------------------
            J. C. Burton

  /s/      David B. Robson                                     Director                                March 24, 2000
----------------------------------------
           David B. Robson

  /s/     Robert C. Thomas                                     Director                                March 24, 2000
----------------------------------------
          Robert C. Thomas

                                INDEX TO EXHIBITS


          EXHIBIT
          NUMBER                      EXHIBITS
          ------                      --------
         21.1                Subsidiaries of the Registrant.

         23.1                Consent of KPMG LLP.

         27                  Financial Data Schedule