Form 10-Q
period 2000-03-31
MARINE DRILLING COMPANIES INC
filed 2000-05-10
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           -------------------------

                                    FORM 10-Q


    (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 2, 2000-- 58,313,028


================================================================================

                        MARINE DRILLING COMPANIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION


Item 1.   Index to Financial Statements
                Independent Auditors' Review Report.....................................................        1

                Consolidated Balance Sheets -
                March 31, 2000 (unaudited) and December 31, 1999........................................        2

                Consolidated Statements of Operations (unaudited) -
                Three Months Ended March 31, 2000 and 1999..............................................        3

                Consolidated Statements of Cash Flows (unaudited) -
                Three Months Ended March 31, 2000 and 1999..............................................        4

                Notes to Consolidated Financial Statements..............................................        5


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................................................        9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................       15


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................       16

Item 6.   Exhibits and Reports on Form 8-K..............................................................       16


SIGNATURES..............................................................................................       17



                                       (i)

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of March 31, 2000, the related consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               KPMG LLP



Houston, Texas
April 26, 2000

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                 MARCH 31,    December 31,
                                                                                                   2000           1999
                                                                                                 ---------    ------------
                                                                                                 (Unaudited)
                                                        ASSETS

Current Assets:
   Cash and cash equivalents                                                                     $   4,097    $      4,664
   Accounts receivable - trade and other, net                                                       36,005          29,332
   Income tax receivable                                                                                --          18,904
   Prepaid expenses and other                                                                          726           2,091
   Inventory                                                                                           440             402
                                                                                                 ---------    ------------

       Total current assets                                                                         41,268          55,393

Property and equipment                                                                             723,106         705,351
   Less accumulated depreciation                                                                   107,969          97,511
                                                                                                 ---------    ------------

       Property and equipment, net                                                                 615,137         607,840
Other                                                                                                2,508           2,909
                                                                                                 ---------    ------------

                                                                                                 $ 658,913    $    666,142
                                                                                                 =========    ============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                              $   8,658    $     13,919
   Accrued expenses                                                                                 10,776           9,998
   Employer's liability claims, current                                                                991             660
                                                                                                 ---------    ------------

       Total current liabilities                                                                    20,425          24,577

Long-term debt                                                                                     150,000         180,000

Other non-current liabilities                                                                        3,383           4,406

Deferred income taxes                                                                               46,997          44,414

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 58,307,892 and 57,199,489 shares,
     as of March 31, 2000 and December 31, 1999, respectively                                          583             572
   Common stock restricted                                                                            (912)         (1,073)
   Additional paid-in capital                                                                      283,732         263,319
   Retained earnings from January 1, 1993                                                          154,705         149,927
                                                                                                 ---------    ------------

       Total shareholders' equity                                                                  438,108         412,745
                                                                                                 ---------    ------------

Commitments and contingencies                                                                           --              --
                                                                                                 ---------    ------------
                                                                                                 $ 658,913    $    666,142
                                                                                                 =========    ============

               See notes to consolidated financial statements and
                      accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          --------------------
                                            2000        1999
                                          --------    --------
Revenues                                  $ 52,480    $ 19,827

Costs and Expenses:
     Contract drilling                      27,620      17,572
     Depreciation and amortization          10,803       4,728
     General and administrative              3,452       3,475
                                          --------    --------
                                            41,875      25,775
                                          --------    --------
       Operating income (loss)              10,605      (5,948)
                                          --------    --------

Other Income (expense):
     Interest expense                       (3,433)       (113)
     Interest income                           196         143
     Other income (expense)                    355         (45)
                                          --------    --------
                                            (2,882)        (15)
                                          --------    --------

Income (loss) before income taxes            7,723      (5,963)

Income tax expense (benefit)                 2,945      (1,195)
                                          --------    --------

Net income (loss)                         $  4,778    $ (4,768)
                                          ========    ========

Earnings (loss) per share:
     Basic                                $   0.08    $  (0.09)
     Diluted                              $   0.08    $  (0.09)

Average common shares:
     Basic                                  58,136      52,402
     Diluted                                58,957      52,402


               See notes to consolidated financial statements and
                      accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ------------------------
                                                                                    2000          1999
                                                                                 ----------    ----------
Cash Flows From Operating Activities:
    Net income (loss)                                                            $    4,778    $   (4,768)
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Deferred income taxes                                                         2,583        (1,927)
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                       --           127
        Depreciation and amortization                                                10,803         4,728
        Changes in operating assets and liabilities:
          Receivables                                                                (6,673)        9,119
          Income tax receivable                                                      18,904            --
          Other current assets                                                        1,327         2,187
          Payables, accrued expenses and employer's liability claims                 (5,175)        6,412
          Other                                                                       1,172         1,211
                                                                                 ----------    ----------
            Net cash provided by operating activities                                27,719        17,089
                                                                                 ----------    ----------

Cash Flows From Investing Activities:
    Purchase of equipment                                                           (18,150)      (70,407)
    Proceeds from disposition of equipment                                              313             7
                                                                                 ----------    ----------
            Net cash used in investing activities                                   (17,837)      (70,400)
                                                                                 ----------    ----------

Cash Flows From Financing Activities:
    Proceeds from long-term debt                                                         --        70,000
    Payments on long-term debt                                                      (30,000)           --
    Proceeds from sale of common stock                                               18,461            --
    Proceeds from exercise of stock options                                           1,090            --
                                                                                 ----------    ----------
            Net cash provided by (used in) financing activities                     (10,449)       70,000
                                                                                 ----------    ----------


Net increase (decrease) in cash and cash equivalents                                   (567)       16,689
Cash and cash equivalents at beginning of period                                      4,664        12,576
                                                                                 ----------    ----------
Cash and cash equivalents at end of period                                       $    4,097    $   29,265
                                                                                 ==========    ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                $    3,388    $      967
    Income taxes paid                                                                   146         3,011



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 0 and 500 shares in 2000 and 1999 respectively, of
          restricted common stock                                                $       --    $        8
    Forfeitures of 600 and 3,875 shares in 2000 and 1999 respectively, of
          restricted common stock                                                       (10)          (34)


               See notes to consolidated financial statements and
                      accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the three months ended March 31, 2000 included herein has been subjected to a limited review by KPMG LLP, the Registrants' independent auditors, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      EARNINGS PER SHARE

         The Company's basic earnings (loss) per share, which is based upon the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.), for the quarters ended March 31, 2000 and 1999 is $0.08 and $(0.09), respectively. Common stock equivalents with a weighted average of 820,139 is reflected in the calculation of diluted earnings per share for the quarter ended March 31, 2000. For the quarter ended March 31, 2000, there were 205,000 stock options outstanding which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. For the quarter ended March 31, 1999, there were 2,388,505 stock options outstanding that were not included in the computation of diluted earnings per share. No adjustment to net income was made in calculating diluted earnings per share for the quarters ended March 31, 2000 and 1999.

(3)      CREDIT FACILITY

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing of up to $200 million to be used for rig acquisitions and upgrades as well as for general corporate purposes. The Credit Facility is a five-year revolving credit facility and is secured by substantially all of the Company's assets, including its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin determined pursuant to a debt to EBITDA calculation or
(ii) prime rate if a Base Rate Loan.

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

         As of March 31, 2000, $150 million was outstanding under the Credit Facility. Subsequent to March 31, 2000, the Company has made $5 million in principal payments, reducing the outstanding debt balance under the Credit Facility to $145 million as of May 2, 2000.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         During the quarter ended March 31, 2000, the Company incurred $3.4 million of interest expense, including amortization of deferred financing costs related to the Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. Accordingly, $1.0 million of interest expense was capitalized during the quarter ended March 31, 1999. There was no capitalized interest expense for the three months ended March 31, 2000.

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

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with the Peoples Republic of China's Southern Drilling Company to market the 1,500-foot water depth rated semi-submersible NANHAI VI outside China. The agreement has been extended through December 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. Under the agreement, the Company is to receive $3,000 per day in management fees while the rig is operating and 50% of all rig-level profits after management fees and amortization over a 36-month period of the costs of any upgrades to the vessel. The rig is technically and economically suitable to be upgraded to 5,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. Pursuant to the marketing agreement, if the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. The Company is actively marketing the rig, which will be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

(5)      RIG ACQUISITION

         In January 2000, the Company acquired a jack-up rig, the Baruna V, for $13.5 million. The rig is a Bethlehem mat cantilever capable of working in up to 200 feet of water. The rig was built in 1980 and is currently located in Southeast Asia. The rig was renamed the MARINE 202 and will be mobilized to the Gulf of Mexico during the second quarter, along with the MARINE 201, currently located in the United Arab Emirates.

         To fund the acquisition, upgrade and mobilization of the Baruna V drilling rig, the Company completed an offering of one million shares of its common stock in January 2000. The offering was an underwritten offering at a net price of $18.50 per share, or $18.5 million.

(6)      SEGMENT REPORTING

         For reporting purposes the Company defines its segments as shallow water drilling (jack-up rigs) and deepwater drilling (semi-submersibles). The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company's annual report on

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Form 10-K. The Company evaluates the performance of its operating segments based on income before taxes and non-recurring items. Operating income consists of revenues less the related operating costs and expenses, including depreciation and allocated operation support, excluding interest and unallocated corporate expenses. Identifiable assets by operating segment include assets directly identified with those operations.

      The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):

                                                 JACK-UP          SEMI          CORPORATE &
                                               OPERATIONS      OPERATIONS          OTHER          TOTAL
                                               -----------     -----------      -----------     -----------
  AS OF AND FOR THE THREE
         MONTHS ENDED:

     MARCH 31, 2000
         Revenues                              $    24,904     $    27,576      $        --     $    52,480
         Operating Income (Loss)                     1,400          13,438           (4,233)         10,605
         Identifiable Assets                       165,407         479,239           14,267         658,913
         Capital Expenditures                       16,337             945              868          18,150
         Depreciation & Amortization                 4,097           5,925              781          10,803

     MARCH 31, 1999
         Revenues                              $    19,827     $         -      $        --     $    19,827
         Operating Income (Loss)                      (788)           (887)          (4,273)         (5,948)
         Identifiable Assets                       157,296         348,454           40,754         546,504
         Capital Expenditures                          594          69,582              231          70,407
         Depreciation & Amortization                 3,929               1              798           4,728


         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):


                                                                          AS OF AND FOR THE THREE
                                                                          MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           2000            1999
                                                                       ------------    ------------
         Revenues:
              United States                                            $     34,178    $     19,827
              Australia                                                      14,189              --
              Southeast Asia                                                  3,106              --
              Other Foreign                                                   1,007              --

         Long-Lived Assets:
              United States                                                 380,392         303,667
              Australia                                                     167,354              --
              Southeast Asia                                                 14,239         159,232
              Other Foreign                                                  53,152          34,391

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the three months ending March 31, 2000 and 1999, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):

                                                             2000                      1999
                                                   ------------------------- -------------------------
                                                                % OF TOTAL                % OF TOTAL
                                                     REVENUE      REVENUE      REVENUE      REVENUE
                                                   ------------ ------------ ------------ ------------
                Semi Operations:
                 Western Australian Petroleum
                 Pty., Ltd                           $  14,154        27%      $      --          --
                 Esso Exploration, Inc.                 12,096        23%             --          --

                Jack-up Operations:
                 Applied Drilling Technology, Inc.       7,239        14%          6,578         33%
                 Premier Oil Natuna Sea Ltd.                 *          *          2,494         13%
                 Ocean Energy, Inc.                          *          *          2,208         11%

                *  less than 10%

         As is typical in the industry, the Company does business with a relatively small number of customers at any given time. The loss of any one of such customers could have a material adverse effect on the Company's profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

         Demand for the Company's offshore drilling services is primarily driven by the worldwide expenditures for oil and gas drilling which is closely linked to the underlying economics of oil and gas exploration, development and production. The economics of oil and gas business activities is impacted by current and projected oil and gas prices. Oil and gas prices are volatile and somewhat unpredictable, which results in significant fluctuations in oil and gas drilling expenditures. Many factors influence oil and gas prices, including world economic conditions, worldwide oil and gas production and the activities of the Organization of Petroleum Exporting Countries ("OPEC").

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

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices declined significantly beginning in October 1997, and reached multi-year lows in various markets in early 1999. As a result of oil price declines in 1998 and early 1999, oil and gas companies made significant cutbacks in their drilling programs. This reduced industry-wide rig utilization including the U.S. Gulf of Mexico, where the Company operates most of its rigs, which not only sharply reduced dayrates, but also shortened the average length of drilling contracts primarily to a well-by-well basis. Oil and gas prices improved during 1999 and continued to improve during the first quarter of 2000, resulting in recent increases in rig utilization and dayrates in the Gulf of Mexico jack-up market.

         The following table sets forth rig utilization rates, according to Offshore Data Services:

                                                                     AVERAGE FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                 AS OF         ------------------------------------------
                                              MAY 2, 2000              2000                 1999
                                              -----------      -------------------   --------------------
   Gulf of Mexico jack-up rigs                    82%                  82%                  60%
   Gulf of Mexico semi-submersible rigs           50%                  51%                  68%
   Worldwide jack-up rigs                         75%                  67%                  68%
   Worldwide semi-submersible rigs                64%                  62%                  67%

         As of May 2, 2000, twelve of the Company's 16 jack-up rigs were working under short-term contracts that expire during the second or third quarter of 2000 and four rigs are currently idle. All four idle rigs are located outside the U.S. Gulf of Mexico, including the MARINE 201 and MARINE 202, which will be transported back to the U.S. Gulf of Mexico during the second quarter of 2000. The Company's two semi-submersible rigs, the MARINE 500 and MARINE 700 are currently operating under long-term contracts.

CONTRACTS AND CUSTOMERS

         The Company obtains most of its drilling contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first three months of 2000, the Company performed services for approximately 33 different customers. For the period ended March 31, 2000, Western Australian Petroleum Pty., Ltd. accounted for approximately 27% of revenues, Esso Exploration, Inc. accounted for approximately 23% of revenues and Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 14% of the Company's total consolidated revenues. The loss of any one of the Company's customers could have a material adverse effect on the Company's profitability. See Note 6 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

         MARINE 700 Drilling Contract. On August 5, 1999, the Company began operating the MARINE 700 under a five-year contract with Esso Exploration, Inc. ("Esso"), an affiliate of Exxon Mobil Corporation, at an initial dayrate of $130,000 per day plus approximately $4,300 per day for certain construction and equipment changes requested by Esso during the construction process. The initial dayrate is subject to a potential increase in years two through five of the contract to the market dayrate for comparable rigs such that total revenue from the contract could range from $237 million to $302 million depending on drilling market conditions. In years two and three of the contract, the dayrate cannot be greater than $165,000 and in years four and five, the dayrate cannot be greater than the amount that would make the cumulative revenue greater than $302 million. Dayrates are subject to adjustments for changes in indexed operating cost elements, changes in cost arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements.

         MARINE 500 Drilling Contract. In July 1997, the Company entered into a drilling contract with a drilling consortium led by West Australian Petroleum Pty., Ltd. ("WAPET") for the MARINE 500. The consortium consists of WAPET, Indonesia Petroleum, Ltd. ("INPEX") and Mobil Exploration and Producing Australia ("MEPA"). Certain other oil companies have an option to participate in the consortium. The contract expires on December 31, 2001. The contract provides that the consortium can terminate the contract at any time after January 1, 2001 in exchange for a termination payment of $95,890 for each day remaining in the term of the contract, subject to offset if the rig is otherwise employed. During the term of this contract, the MARINE 500 will work predominately in Western Australia, although the consortium members may use the rig in Southeast Asia, the Pacific Rim, and/or New Zealand.

         The consortium drilling contract is a master agreement that contemplates separate drilling contracts with the individual consortium members at a base dayrate of $127,500, which is adjusted for each contract based on operating costs in the area in which the rig is to be used. Two of the consortium members, WAPET and INPEX, have committed to drilling contracts under the consortium agreement and have agreed under the consortium agreement to be liable for the contract minimum payments to the Company for the initial contract term ending December 31, 2001. The optional consortium members have made no commitments under the agreement, and are not liable for any payments under the consortium contract until they commit to a drilling contract. The INPEX drilling contract was a two-well contract with up to three option wells to be drilled at an operating dayrate of $150,000 per day and was completed on January 5, 2000. The WAPET drilling contract provides for a dayrate of $168,600 for an unspecified number of wells.

         When the rig departed the shipyard in Singapore on July 5, 1999, the Company, in accordance with the consortium drilling contract, received a fee of $6 million for performing the upgrade to enable the rig to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. This $6 million fee is being recognized as revenue over the term of the drilling contract.

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with the Peoples Republic of China's Southern Drilling Company to market the 1,500-foot water depth rated semi-submersible NANHAI VI outside China. The agreement has been extended through December 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. Under the agreement, the Company is to receive $3,000 per day in management fees while the rig is operating and 50% of all rig-level profits after management fees and amortization over a 36-month period of the costs of any upgrades to the vessel. The rig is technically and economically suitable to be upgraded to 5,000-foot water depth capability. Estimated total lead time required to secure the equipment needed for the upgrade, complete the project and move the rig to first drilling location is one year. Pursuant to the marketing agreement, if the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. The Company is actively marketing the rig, which will be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  --------------------------------------------
                                                                        2000                        1999
                                                                  -----------------            ---------------
                                                                  (dollars in thousands except per day data)
           JACK-UPS:
                Operating days                                           1,134                          809
                Utilization (1)                                             83%                          60%
                Average revenue per operating day                   $   21,961                   $   24,508
                Revenues                                                24,904                       19,827
                Contract drilling expense(2)                            19,407                       16,686
                Depreciation                                             4,097                        3,929
                Operating income (loss)                                  1,400                         (788)
           SEMI-SUBMERSIBLES:
                Operating days                                             182                            -
                Utilization (1)                                            100%                           0%
                Average revenue per operating day                   $  151,519                   $        -
                Revenue                                                 27,576                            -
                Contract drilling expense(2)                             8,213                          886
                Depreciation                                             5,925                            1
                Operating income (loss)                                 13,438                         (887)
           TOTAL COMPANY:
                Operating days                                           1,316                          809
                Utilization (1)                                             85%                          56%
                Average revenue per operating day                   $   39,879                   $   24,508
                Revenues                                                52,480                       19,827
                Contract drilling expense(2)                            27,620                       17,572
                Depreciation and amortization                           10,803                        4,728
                General and administrative expense                       3,452                        3,475
                Operating income (loss)                                 10,605                       (5,948)

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading, the Company had no non-marketed rigs during the first quarter of 2000 and 1999, respectively.

(2) Excludes depreciation and amortization and general and administrative expenses.

         Revenues. The Company's drilling revenues increased $32,653,000 or 165%, during the first quarter ended March 31, 2000, as compared to the same period in 1999. The increase in revenues was primarily due to higher average daily revenue and rig utilization. Average daily revenue and rig utilization increased to $39,879 and 85% for the quarter ended March 31, 2000 as compared to $24,508 and 56% for the same period in 1999. The higher average daily revenue and increased utilization were due to the MARINE 500 and MARINE 700 semi-submersible rigs that began operating in the third quarter of 1999, coupled with improved market conditions in the Gulf of Mexico jack-up market.

         Contract Drilling Expense. Contract drilling expenses during the first three months of 2000 increased $10,048,000 or 57% compared to 1999. The increase was primarily a result of the MARINE 500 and MARINE 700 that began operating in the third quarter of 1999 and higher utilization rates in the Gulf of Mexico jack-up market.

         Depreciation and Amortization. Depreciation and amortization expense for the first quarter of 2000 increased $6,075,000 compared to the same period in 1999. The increase was due to depreciation associated with the upgrade cost of the MARINE 500 which was placed back in service in July 1999 and the construction cost of the MARINE 700, which was placed in service in August 1999.

         General and Administrative. General and administrative expenses for the first quarter of 2000 of $3,452,000 were consistent with the first quarter of 1999.

         Interest Expense. Interest expense for the first three months of 2000 was $3,433,000 compared to $113,000 for the same period in 1999. The increase was primarily the result of increased borrowings under the Amended Credit Facility, net of $1,000,000 in capitalized interest associated with construction of the MARINE 500 and MARINE 700 in the first quarter of 1999.

         Interest Income. Interest income increased $53,000 or 37% for the three months ended March 31, 2000 from the comparable prior-year period. The increase was related primarily to increased cash balances during the quarter as a result of higher dayrates and utilization coupled with collection of a $19,297,000 income tax refund during the quarter.

         Other Income. Other income of $355,000 was generated primarily from the sale of drill pipe during the first quarter of 2000.

         Income Taxes. Income tax expense increased for the first quarter of 2000 compared to the same period in 1999, primarily due to an increase in the Company's pretax income.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At March 31, 2000, the Company had working capital of $20,843,000 compared to working capital of $30,816,000 at December 31, 1999.

         Net cash provided by operating activities for the three months ended March 31, 2000 increased by $10,630,000 to $27,719,000 compared to $17,089,000 for the same period in the prior year. The increase is primarily attributable to the increased dayrates and rig operating activity coupled with the collection of a $19,297,000 income tax refund. Cash used in investing activities decreased $52,563,000 during the first three months of 2000 to $17,837,000 from $70,400,000 during the same period in 1999 due to completion of the MARINE 500 upgrade and construction of the MARINE 700 during the third quarter of 1999 partially offset by the purchase of the MARINE 202 (formerly Baruna V) in January 2000. Net cash used in financing activities during the first three months ended March 31, 2000 was attributable to $30,000,000 in debt repayments, partially offset by $18,461,000 in net proceeds from the sale of 1,000,000 shares of common stock in January 2000. The proceeds of the stock offering were used to purchase the MARINE 202.

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

         As of March 31, 2000, $150,000,000 was outstanding under the Credit Facility. Subsequent to March 31, 2000, the Company made $5,000,000 in principal payments, reducing the outstanding debt balance under the Credit Facility to $145,000,000 as of May 2, 2000.

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

         Capital Resources. During the quarter ended March 31, 2000 the Company spent $18,150,000 in capital expenditures consisting primarily of disbursements for the acquisition, upgrade and mobilization of the MARINE 202 in January 2000. On January 10, 2000, the Company completed an offering of 1,000,000 shares of its Common Stock in an underwritten offering at a net price of $18.50 per share, or $18,500,000. The proceeds of the offering were used to acquire, upgrade and mobilize the Baruna V drilling rig.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Credit Facility. Interest on borrowings under the Credit Facility is at either the prime interest rate or LIBOR plus a pre-agreed upon percentage point spread. The Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months, with longer periods requiring bank approval. On May 28, 1999, the Company elected to lock in $100 million of outstanding debt at a fixed LIBOR rate of 5.5% plus a margin for one year. On November 24, 1999, the Company locked in $50 million of outstanding debt at a fixed LIBOR rate of 6.1% plus a margin for six months. The margin on these borrowings can range from 1.0% to 2.5% determined pursuant to a quarterly debt to EBITDA calculation. As of March 31, 2000, the margin for all borrowings was 2.0% and the Company had $150 million outstanding under its Credit Facility. Effective April 18, 2000, the margin for all borrowings is 1.75%. On the $150 million balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.5 million on an annual basis. The Company's objective in fixing the interest rate on these borrowings was to protect itself against rising interest rates.

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

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MARINE DRILLING COMPANIES, INC.
                                           (Registrant)



Date:  May 9, 2000                     By    /s/  T. Scott O'Keefe
                                           -------------------------------------
                                            T. Scott O'Keefe
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date:  May 9, 2000                     By    /s/  Dale W. Wilhelm
                                           -------------------------------------
                                            Dale W. Wilhelm
                                            Vice President and Controller
                                            (Principal Accounting Officer)

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