Form 10-Q
period 2000-06-30
MARINE DRILLING COMPANIES INC
filed 2000-08-08
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q


         (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM __________ TO ____________


                         COMMISSION FILE NUMBER: 1-14389

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



--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


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

   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 1, 1999--58,504,754

================================================================================

                         MARINE DRILLING COMPANIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                                                                     Page
                                                                                                                     ----


PART I -- FINANCIAL INFORMATION


Item 1.           Index to Financial Statements
                        Independent Auditors' Review Report.....................................................        1

                        Consolidated Balance Sheets --
                        June 30, 2000 (unaudited) and December 31, 1999.........................................        2

                        Consolidated Statements of Operations (unaudited) --
                        Three and Six Months Ended June 30, 2000 and 1999.......................................        3

                        Consolidated Statements of Cash Flows (unaudited) --
                        Six Months Ended June 30, 2000 and 1999.................................................        4

                        Notes to Consolidated Financial Statements..............................................        5


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................................        9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk....................................       15


PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................................       16

Item 4.           Submission of Matters to a Vote of Security Holders...........................................       16

Item 6.           Exhibits and Reports on Form 8-K..............................................................       17


SIGNATURES...................................................................................................          18



                                      (i)

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of June 30, 2000, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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



Houston, Texas
July 26, 2000

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                             JUNE 30,         DECEMBER 31,
                                                                              2000               1999
                                                                          ------------        ------------
                                                                           (Unaudited)
                                    ASSETS

Current Assets:
   Cash and cash equivalents                                              $      6,602        $      4,664
   Accounts receivable -- trade and other, net                                  33,277              29,332
   Income tax receivable                                                            --              18,904
   Prepaid expenses and other                                                    3,050               2,091
   Inventory                                                                       425                 402
                                                                          ------------        ------------

       Total current assets                                                     43,354              55,393

Property and equipment                                                         735,433             705,351
   Less accumulated depreciation                                               118,619              97,511
                                                                          ------------        ------------

       Property and equipment, net                                             616,814             607,840
Other                                                                            2,498               2,909
                                                                          ------------        ------------

                                                                          $    662,666        $    666,142
                                                                          ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                       $     13,165        $     13,919
   Accrued expenses                                                             10,618               9,998
   Employer's liability claims, current                                            863                 660
                                                                          ------------        ------------

       Total current liabilities                                                24,646              24,577

Long-term debt                                                                 135,000             180,000

Other non-current liabilities                                                    2,958               4,406

Deferred income taxes                                                           50,696              44,414

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 58,501,031 and 57,199,489 shares,
     as of June 30, 2000 and December 31, 1999, respectively                       585                 572
   Common stock restricted                                                        (871)             (1,073)
   Additional paid-in capital                                                  287,034             263,319
   Retained earnings from January 1, 1993                                      162,618             149,927
                                                                          ------------        ------------

       Total shareholders' equity                                              449,366             412,745
                                                                          ------------        ------------

Commitments and contingencies                                                       --                  --
                                                                          ------------        ------------
                                                                          $    662,666        $    666,142
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                     JUNE 30,
                                       ------------------------      ------------------------

                                         2000           1999            2000           1999
                                       ---------      ---------      ---------      ---------

Revenues                               $  58,962      $  15,503      $ 111,442      $  35,330

Costs and Expenses:
     Contract drilling                    29,567         15,722         57,187         33,294
     Depreciation and amortization        10,897          4,763         21,700          9,491
     General and administrative            3,560          3,422          7,012          6,897
                                       ---------      ---------      ---------      ---------

                                          44,024         23,907         85,899         49,682
                                       ---------      ---------      ---------      ---------

       Operating income (loss)            14,938         (8,404)        25,543        (14,352)
                                       ---------      ---------      ---------      ---------

Other Income (Expense):
     Interest expense                     (2,963)          (308)        (6,396)          (421)
     Interest income                          95            282            291            425
     Other income (expense)                  677              4          1,032            (41)
                                       ---------      ---------      ---------      ---------

                                          (2,191)           (22)        (5,073)           (37)
                                       ---------      ---------      ---------      ---------

Income (loss) before income taxes         12,747         (8,426)        20,470        (14,389)

Income tax expense (benefit)               4,834         (1,683)         7,779         (2,878)
                                       ---------      ---------      ---------      ---------

Net income (loss)                      $   7,913      $  (6,743)     $  12,691      $ (11,511)
                                       =========      =========      =========      =========

Earnings (loss) per share:
     Basic                             $    0.14      $   (0.12)     $    0.22      $   (0.22)
     Diluted                           $    0.13      $   (0.12)     $    0.21      $   (0.22)

Average common shares outstanding:
     Basic                                58,399         54,313         58,268         53,363
     Diluted                              59,318         54,313         59,105         53,363


                 See notes to consolidated financial statements
                   and accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                ------------      ------------

Cash Flows From Operating Activities:
    Net income (loss)                                                           $     12,691      $    (11,511)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Deferred income taxes                                                          6,282            (3,572)
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                     1,786                87
        Depreciation and amortization                                                 21,700             9,491
        Changes in operating assets and liabilities:
          Receivables                                                                 (3,945)            9,806
          Income tax receivable                                                       18,904                --
          Other current assets                                                          (982)             (308)
          Payables, accrued expenses and employer's liability claims                  (1,379)           26,896
          Other                                                                          275             3,436
                                                                                ------------      ------------
            Net cash provided by operating activities                                 55,332            34,325
                                                                                ------------      ------------

Cash Flows From Investing Activities:
    Purchase of equipment                                                            (30,739)         (165,870)
    Proceeds from disposition of equipment                                               939                 9
                                                                                ------------      ------------
            Net cash used in investing activities                                    (29,800)         (165,861)
                                                                                ------------      ------------

Cash Flows From Financing Activities:
    Proceeds from long-term debt                                                       2,000           100,000
    Payments on long-term debt                                                       (47,000)               --
    Proceeds from sale of common stock                                                18,461            54,396
    Proceeds from exercise of stock options                                            2,945               377
                                                                                ------------      ------------
            Net cash provided by (used in) financing activities                      (23,594)          154,773
                                                                                ------------      ------------


Net increase in cash and cash equivalents                                              1,938            23,237
Cash and cash equivalents at beginning of period                                       4,664            12,576
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $      6,602      $     35,813
                                                                                ============      ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                               $      7,214      $      2,378
    Income taxes paid                                                                    124             3,165



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 5,000 and 10,500 shares in 2000 and 1999 respectively, of
          restricted common stock                                               $        137      $        133
    Forfeitures of 1,200 and 4,175 shares in 2000 and 1999 respectively, of
    restricted common stock                                                              (19)              (39)


                 See notes to consolidated financial statements
                   and accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the six months ended June 30, 2000 included herein has been subjected to a limited review by KPMG LLP, the Registrants' independent auditors, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      EARNINGS PER SHARE

         The Company's basic earnings (loss) per share, which is based upon the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.), for the quarters ended June 30, 2000 and 1999 is $0.14 and $(0.12), respectively. Common stock equivalents with a weighted average of 918,374 and 836,887 are reflected in the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2000, respectively. For the three and six-month periods ended June 30, 2000, there were 40,000 and 115,000 stock options outstanding, respectively, which were not included in the computation of diluted earnings per share. For the three and six-month periods ended June 30, 1999, there were 2,644,725 stock options outstanding that were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. No adjustment to net income was made in calculating diluted earnings per share for the three and six-month periods ended June 30, 2000 and 1999.

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

         As of June 30, 2000, $135 million was outstanding under the Credit Facility. Subsequent to June 30, 2000, the Company has made $10 million in principal payments, reducing the outstanding debt balance under the Credit Facility to $125 million as of August 1, 2000.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         During the six months ended June 30, 2000, the Company incurred $6.4 million of interest expense, including amortization of deferred financing costs related to the Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. Accordingly, there was no capitalized interest expense for the six months ended June 30, 2000 and $2.7 million of interest expense was capitalized in the same period ended June 30, 1999.

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

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with the Peoples Republic of China's Southern Drilling Company to market the 1,500-foot water depth rated semi-submersible NANHAI VI outside China. The agreement has been extended through December 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. Under the agreement, the Company is to receive $3,000 per day in management fees while the rig is operating and 50% of all rig-level profits after management fees and amortization over a 36-month period of the costs of any upgrades to the vessel. The rig is technically suitable to be upgraded to 5,000-foot water depth capability. Pursuant to the marketing agreement, if the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. The Company is actively marketing the rig, which will be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

(5)      RIG ACQUISITION

         In January 2000, the Company acquired a jack-up rig, the Baruna V, for $13.5 million. The rig is a Bethlehem mat cantilever capable of working in up to 200 feet of water. The rig was built in 1980 and was previously located in Southeast Asia. The rig was renamed the MARINE 202 and was mobilized to the Gulf of Mexico during the second quarter, along with the MARINE 201, previously located in the United Arab Emirates.

         To fund the acquisition, upgrade and mobilization of the MARINE 202 drilling rig, the Company completed an offering of one million shares of its common stock in January 2000. The offering was an underwritten offering at a net price of $18.50 per share, or $18.5 million.

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

      The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):

                                            JACK-UP             SEMI          CORPORATE &
                                           OPERATIONS        OPERATIONS          OTHER             TOTAL
                                          ------------      ------------     ------------       ------------
THREE MONTHS ENDED:

    JUNE 30, 2000
        Revenues                          $     28,964      $     29,998     $         --       $     58,962
        Operating Income (Loss)                  2,272            17,010           (4,344)            14,938
        Identifiable Assets                    173,780           471,295           17,591            662,666
        Capital Expenditures                     8,805             3,508              276             12,589
        Depreciation & Amortization              4,170             5,943              784             10,897

    JUNE 30, 1999
        Revenues                          $     15,472      $         31     $         --       $     15,503
        Operating Loss                          (3,383)             (791)          (4,230)            (8,404)
        Identifiable Assets                    151,018           440,821           51,731            643,570
        Capital Expenditures                       343            94,859              261             95,463
        Depreciation & Amortization              3,954                 1              808              4,763

SIX MONTHS ENDED:

    JUNE 30, 2000
        Revenues                          $     53,868      $     57,574     $         --       $    111,442
        Operating Income (Loss)                  3,672            30,448           (8,577)            25,543
        Identifiable Assets                    173,780           471,295           17,591            662,666
        Capital Expenditures                    25,142             4,453            1,144             30,739
        Depreciation & Amortization              8,267            11,868            1,565             21,700

    JUNE 30, 1999
        Revenues                          $     35,299      $         31     $         --       $     35,330
        Operating Loss                          (4,171)           (1,678)          (8,503)           (14,352)
        Identifiable Assets                    151,018           440,821           51,731            643,570
        Capital Expenditures                       937           164,441              492            165,870
        Depreciation & Amortization              7,883                 2            1,606              9,491

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                                                AS OF AND FOR THE THREE            AS OF AND FOR THE SIX
                                                 MONTHS ENDED JUNE 30,              MONTHS ENDED JUNE 30,
                                             ----------------------------        ---------------------------
                                                2000              1999              2000             1999
                                             ----------        ----------        ----------       ----------
         Revenues:
              United States                  $   43,223        $   12,970        $   77,401       $   32,797
              Australia                          15,732                --            29,921               --
              Southeast Asia                         91             2,533             3,197            2,533
              Other Foreign                         (84)               --               923               --
         Long-Lived Assets:                                            --                                 --
              United States                     388,966           344,533           388,966          344,533
              Australia                         164,978                --           164,978               --
              Southeast Asia                     43,366           209,837            43,366          209,837
              Other Foreign                      19,504            33,619            19,504           33,619

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the six months ended June 30, 2000 and 1999, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):

                                                                2000                          1999
                                                      -------------------------      ------------------------
                                                                     % OF TOTAL                    % OF TOTAL
                                                       REVENUE         REVENUE        REVENUE       REVENUE
                                                      ---------      ----------      ---------     ----------
           Semi Operations:
            Western Australian Petroleum Pty., Ltd    $  31,483          28%         $      --           --
            Esso Exploration, Inc.                       26,112          23%                --           --

           Jack-up Operations:
            Applied Drilling Technology, Inc.            20,167          18%            14,036          40%
            Walter Oil and Gas                                *            *             3,615          10%

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

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices declined significantly beginning in October 1997, and reached multi-year lows in various markets in early 1999. As a result of oil price declines in 1998 and early 1999, oil and gas companies made significant cutbacks in their drilling programs. This reduced industry-wide rig utilization including the U.S. Gulf of Mexico, where the Company operates most of its rigs, which not only sharply reduced dayrates, but also shortened the average length of drilling contracts primarily to a well-by-well basis. Oil and gas prices improved during 1999 and have continued to improve during the first six months of 2000, resulting in increases in rig utilization and dayrates, particularly in the Gulf of Mexico jack-up market.

         The following table sets forth rig utilization rates, according to Offshore Data Services:

                                                                          AVERAGE FOR THE
                                                                     SIX MONTHS ENDED JUNE 30,
                                                 AS OF            ------------------------------
                                             AUGUST 1, 2000           2000              1999
                                             --------------       -------------      -----------
   Gulf of Mexico jack-up rigs                    86%                  83%               61%
   Gulf of Mexico semi-submersible rigs           63%                  55%               62%
   Worldwide jack-up rigs                         79%                  73%               66%
   Worldwide semi-submersible rigs                71%                  62%               65%

         As of August 1, 2000, thirteen of the Company's 16 jack-up rigs were working under short-term contracts that expire during the third or fourth quarter of 2000, one jack-up rig is under contract until the fourth quarter of 2001, and the remaining two rigs are currently idle. One idle rig, the MARINE 202, is contracted to start work in the Gulf in August 2000 and the other idle rig is located outside the U.S. Gulf of Mexico and is currently configured as an accommodation unit. The Company's two semi-submersible rigs, the MARINE 500 and MARINE 700 are currently operating under long-term contracts.

CONTRACTS AND CUSTOMERS

         The Company obtains most of its drilling contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first six months of 2000, the Company performed services for approximately 33 different customers. For the period ended June 30, 2000, Western Australian Petroleum Pty., Ltd. accounted for approximately 28% of revenues, Esso Exploration, Inc. accounted for approximately 23% of revenues and Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 18% of the Company's total consolidated revenues. The loss of any one of the Company's customers could have a material adverse effect on the Company's profitability. See Note 6 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

         MARINE 305 Drilling Contract. On July 8, 2000, the MARINE 305 began operating in Malaysia at a dayrate of approximately $36,400 per day for Sarawak Shell Berhad/Sabah Shell Petroleum Company. The contract is for a term of 486-days with termination provisions after the first nine months that includes the payment of certain unrecovered contract costs. The contract allows for a contract extension for up to eight wells or up to two platforms with multi-wells on each platform at mutually agreed rates.

         MARINE 700 Drilling Contract. On August 5, 1999, the Company began operating the MARINE 700 under a five-year contract with Esso Exploration, Inc. ("Esso"), an affiliate of Exxon Mobil Corporation, at an initial dayrate of $130,000 per day plus certain dayrate adjustments as allowed by the contract for additional labor costs and construction and equipment changes requested by Esso during the construction process. Currently, these adjustments total approximately $12,000 per day. The initial dayrate is subject to a potential increase in years two through five of the contract to the market dayrate for comparable rigs such that total revenue from the contract could range from $237 million to $302 million depending on drilling market conditions. In years two and three of the contract, the dayrate cannot be greater than $165,000, plus adjustments, and in years four and five, the dayrate cannot be greater than the amount that would make the cumulative revenue greater than $302 million. Dayrates are subject to adjustments for changes in indexed operating cost elements, changes in cost arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements.

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

         Marketing Agreement for NANHAI VI. In August 1998, the Company entered into an agreement effective through October 1, 1999, with the Peoples Republic of China's Southern Drilling Company to market the 1,500-foot water depth rated semi-submersible NANHAI VI outside China. The agreement has been extended through December 31, 2000. The NANHAI VI is a self-propelled, semi-submersible drilling rig, which was built in 1982 and modified and refurbished in 1995. Under the agreement, the Company is to receive $3,000 per day in management fees while the rig is operating and 50% of all rig-level profits after management fees and amortization over a 36-month period of the costs of any upgrades to the vessel. The rig is technically suitable to be upgraded to 5,000-foot water depth capability. Pursuant to the marketing agreement, if the rig is required to be upgraded, the cost of the upgrade will be funded by the owner. The Company is actively marketing the rig, which will be made available by Southern Drilling Company upon consummation of a mutually agreeable drilling contract.

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

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated:

                                                 FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                                ---------------------------           ---------------------------
                                                     2000           1999                 2000             1999
                                                ------------    -----------           ----------       ----------
                                                            (dollars in thousands except per day data)
      Jack-ups
            Operating days                           1,076             836                 2,210            1,646
            Utilization (1)                             79%             61%                   81%              61%
            Average revenue per day             $   26,931       $  18,507            $   24,378        $  21,445
            Revenue                                 28,964          15,472                53,868           35,299
            Contract drilling expense (2)           22,522          14,901                41,929           31,587
            Depreciation                             4,170           3,954                 8,267            7,883
            Operating income (loss)                  2,272          (3,383)                3,672           (4,171)

      Semi-submersibles
            Operating days                             182              --                   364               --
            Utilization (1)                            100%               0%                 100%                0%
            Average revenue per day             $  164,823       $      --            $  158,171        $      --
            Revenue                                 29,998              31                57,574               31
            Contract drilling expense (2)            7,045             821                15,258            1,707
            Depreciation                             5,943               1                11,868                2
            Operating income (loss)                 17,010            (791)               30,448           (1,678)

      Total Company:
            Operating days                           1,258             836                 2,574            1,646
            Utilization (1)                             81%             57%                   83%              57%
            Average revenue per day             $   46,870       $  18,544            $   43,295        $  21,464
            Revenue                                 58,962          15,503               111,442           35,330
            Contract drilling expense (2)           29,567          15,722                57,187           33,294
            Depreciation and amortization           10,897           4,763                21,700            9,491
            General and administrative expense       3,560           3,422                 7,012            6,897
            Operating income (loss)                 14,938          (8,404)               25,543          (14,352)

----------

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading.
(2) Excludes depreciation and amortization and general and administrative expenses.

         Revenues. The Company's drilling revenues increased $43,459,000 or 280%, and $76,112,000 or 215% during the three and six-month periods ended June 30, 2000, respectively, as compared to the same period in 1999. The increase in revenues was primarily due to higher average daily revenue and rig utilization. Average daily revenue and rig utilization increased to $46,870 and 81%, respectively, for the quarter ended June 30, 2000 as compared to $18,544 and 57%, respectively, for the same period in 1999. For the six months ended June 30, 2000 the average daily revenue and rig utilization increased to $43,295 and 83%, respectively, from average daily revenue of $21,464 and rig utilization of 57%, respectively, for the same period in 1999. The higher average daily revenue and increased utilization were due to the MARINE 500 and MARINE 700 semi-submersible rigs that began operating in the third quarter of 1999, coupled with improved market conditions in the Gulf of Mexico jack-up market.

         Contract Drilling Expense. Contract drilling expenses for the three and six months ended June 30, 2000 increased $13,845,000 or 88% and $23,893,000 or 72%, respectively, as compared to the same periods in 1999. The increase was primarily a result of the MARINE 500 and MARINE 700 that began operating in the third quarter of 1999 and higher utilization rates in the Gulf of Mexico jack-up market.

         Depreciation and Amortization. Depreciation and amortization expense for the three month and six months ended June 30, 2000 increased $6,134,000 and $12,209,000, respectively, compared to the same periods in 1999. The increase was principally due to depreciation associated with the upgrade of the MARINE 500 which was placed back in service in July 1999 and the construction of the MARINE 700, which was placed in service in August 1999.

         General and Administrative. General and administrative expenses for the three and six-month periods ended June 30, 2000 were consistent with the same periods in 1999.

         Interest Expense. Interest expense for the three and six months ended June 30, has increased compared to the same periods in 1999. The increases are primarily the result of increased borrowings under the Credit Facility, coupled with $1,700,000 and $2,700,000 in capitalized interest associated with upgrade of the MARINE 500 and construction of the MARINE 700 for the three and six-month periods ended June 30, 1999.

         Interest Income. Interest income decreased $187,000 or 66% and $134,000 or 32% for the three and six months ended June 30, 2000, respectively, from the comparable prior-year period. The decrease was related primarily to decreased cash balances.

         Other Income. Other income of $677,000 and $1,032,000 for the three and six months ended June 30, 2000, respectively, was generated primarily from the sale of drill pipe.

         Income Taxes. Income tax expense increased for the three and six-month periods ended June 30, 2000 compared to the same period in 1999, primarily due to an increase in the Company's pretax income.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At June 30, 2000, the Company had working capital of $18,708,000 compared to working capital of $30,816,000 at December 31, 1999. The decrease in working capital resulted from collection of an income tax receivable and the subsequent debt repayments.

         Net cash provided by operating activities for the six months ended June 30, 2000 increased by $21,007,000 to $55,332,000 compared to $34,325,000 for the same period in the prior year. The increase is primarily attributable to the increased dayrates and rig operating activity coupled with the collection of a $19,297,000 income tax refund. Cash used in investing activities decreased $136,061,000 during the first six months of 2000 to $29,800,000 from $165,861,000 during the same period in 1999 due to completion of the MARINE 500 upgrade and construction of the MARINE 700 partially offset by the purchase of the MARINE 202 in January 2000. Net cash used in financing activities during the first six months ended June 30, 2000 of $23,594,000 resulted primarily from $47,000,000 in debt repayments, partially offset by $18,461,000 in net proceeds from the sale of 1,000,000 shares of common stock in January 2000. The proceeds of the stock offering were used to purchase the MARINE 202.

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

         As of June 30, 2000, $135,000,000 was outstanding under the Credit Facility. Subsequent to June 30, 2000, the Company made $10,000,000 in principal payments, reducing the outstanding debt balance under the Credit Facility to $125,000,000 as of August 1, 2000.

         During 1997, and again recently in 2000, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under longer-term contracts. The MARINE 305, MARINE 500 and MARINE 700 are operating under long-term contracts that will generate contract revenues in excess of $290,000,000 over the remaining life of the contracts. The MARINE 305 contract expires on November 5, 2001, the MARINE 500 contract expires on December 31, 2001 and the MARINE 700 is under contract until August 5, 2004.

         Capital Resources. During the six months ended June 30, 2000 the Company spent $30,739,000 in capital expenditures consisting primarily of disbursements for the acquisition, upgrade and mobilization of the MARINE 202 and the purchase of other rig machinery. On January 10, 2000, the Company completed an offering of 1,000,000 shares of its Common Stock in an underwritten offering at a net price of $18.50 per share, or $18,500,000. The proceeds of the offering were used to acquire, upgrade and mobilize the Baruna V drilling rig.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting for and disclosure of derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its reported results.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding
(a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective
July 1, 2000.

101 no later than the quarter beginning March 1, 2001, with any cumulative effect adjustment computed as of June 1, 2000. We cannot determine the potential impact that SAB No. 101 may have on our consolidated financial position or results of operations at this time.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Credit Facility. Interest on borrowings under the Credit Facility is at either the prime interest rate or LIBOR plus a margin ranging from 1% to 2.5% determined pursuant to a debt to EBITDA calculation. The Company may, at its option, fix the LIBOR interest rate for certain borrowings for 30 days to 6 months, with longer periods requiring bank approval. As of June 30, 2000, the margin for all LIBOR borrowings was 1.75% and the Company had $135 million outstanding under its Credit Facility. Effective July 17, 2000, the margin for all LIBOR borrowings was 1.50%. On the $135 million balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.35 million on an annual basis.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 11, 2000. At the meeting, seven directors were elected by a vote of holders of Common Stock, as outlined in the company's Proxy Statement related to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees:


                                                             VOTES CAST
                               -----------------------------------------------------------------------
                                                                              BROKER
              NOMINEE             TOTAL        IN FAVOR        WITHHELD      NON-VOTES      ABSTAINING
          -------------        ----------     ----------       ---------    ----------     -----------
          Mr. Barbanell        49,841,662     49,646,774        194,888         --              --
          Mr. Brown            49,841,662     49,646,774        194,888         --              --
          Mr. Bull             49,841,662     49,646,774        194,888         --              --
          Mr. Burton           49,841,662     49,646,774        194,888         --              --
          Mr. Rask             49,841,662     49,646,774        194,888         --              --
          Mr. Robson           49,841,662     49,646,774        194,888         --              --
          Mr. Thomas           49,841,662     49,646,774        194,888         --              --
          --------------------------------------------------------------------------------------------

         The second item voted upon at the meeting was to approve the Marine Drilling 2000 Stock Incentive Plan with votes cast as follows:

                               IN FAVOR                AGAINST            BROKER NON-VOTES           ABSTAINING
      VOTES CAST                VOTES                   VOTES                   VOTES                   VOTES
      44,116,923              18,817,316             24,508,695               5,724,739                790,912
      ---------------------------------------------------------------------------------------------------------

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

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MARINE DRILLING COMPANIES, INC.
                                      (Registrant)

Date:  August 7, 2000                  By /s/  T. Scott O'Keefe
                                          ------------------------------------
                                          T. Scott O'Keefe
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

Date:  August 7, 2000                  By /s/  Dale W. Wilhelm
                                          ------------------------------------
                                          Dale W. Wilhelm
                                          Vice President and Controller
                                          (Principal Accounting Officer)

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