Form 10-Q
period 2000-09-30
MARINE DRILLING COMPANIES INC
filed 2000-11-09
CIK 860521

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM _________________ TO ________________


                         COMMISSION FILE NUMBER: 1-14389

                                   ----------

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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT NOVEMBER 1, 2000--58,544,028


--------------------------------------------------------------------------------

                         MARINE DRILLING COMPANIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.   Index to Financial Statements
                Independent Auditors' Review Report..............................................     1

                Consolidated Balance Sheets -
                September 30, 2000 (unaudited) and December 31, 1999.............................     2

                Consolidated Statements of Operations (unaudited) -
                Three and Nine Months Ended September 30, 2000 and 1999..........................     3

                Consolidated Statements of Cash Flows (unaudited) -
                Nine Months Ended September 30, 2000 and 1999....................................     4

                Notes to Consolidated Financial Statements.......................................     5


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................................     9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................    15


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................    16

Item 6.   Exhibits and Reports on Form 8-K.......................................................    16


SIGNATURES.......................................................................................    17



                                      (i)

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of September 30, 2000, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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



Houston, Texas
October 25, 2000

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                  SEPTEMBER 30,        December 31,
                                                                                       2000                1999
                                                                                  -------------        ------------
                                                                                   (Unaudited)
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                                          $   5,098         $   4,664
   Accounts receivable - trade and other, net                                            49,143            29,332
   Income tax receivable                                                                     --            18,904
   Prepaid expenses and other                                                             2,474             2,091
   Inventory                                                                                474               402
                                                                                      ---------         ---------

       Total current assets                                                              57,189            55,393

Property and equipment                                                                  740,889           705,351
   Less accumulated depreciation                                                        129,574            97,511
                                                                                      ---------         ---------

       Property and equipment, net                                                      611,315           607,840
Other                                                                                     2,250             2,909
                                                                                      ---------         ---------

                                                                                      $ 670,754         $ 666,142
                                                                                      =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                   $   8,829         $  13,919
   Accrued expenses                                                                      13,451             9,998
   Employer's liability claims, current                                                     630               660
                                                                                      ---------         ---------

       Total current liabilities                                                         22,910            24,577

Long-term debt                                                                          120,000           180,000

Other non-current liabilities                                                             2,266             4,406

Deferred income taxes                                                                    59,799            44,414

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 58,540,793 and 57,199,489 shares,
     as of September 30, 2000 and December 31, 1999, respectively                           585               572
   Common stock restricted                                                                 (693)           (1,073)
   Additional paid-in capital                                                           287,671           263,319
   Retained earnings from January 1, 1993                                               178,216           149,927
                                                                                      ---------         ---------

       Total shareholders' equity                                                       465,779           412,745
                                                                                      ---------         ---------

Commitments and contingencies                                                                --                --
                                                                                      ---------         ---------
                                                                                      $ 670,754         $ 666,142
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                          ---------------------------         ---------------------------
                                            2000               1999             2000               1999
                                          --------          ---------         ---------         ---------
Revenues                                  $  72,507         $  35,263         $ 183,949         $  70,593

Costs and Expenses:
     Contract drilling                       29,903            19,801            87,090            53,095
     Depreciation and amortization           11,192             9,622            32,892            19,113
     General and administrative               3,902             2,314            10,914             9,211
                                          ---------         ---------         ---------         ---------
                                             44,997            31,737           130,896            81,419
                                          ---------         ---------         ---------         ---------
       Operating income (loss)               27,510             3,526            53,053           (10,826)
                                          ---------         ---------         ---------         ---------
Other Income (Expense):
     Interest expense                        (2,825)           (2,144)           (9,221)           (2,565)
     Interest income                             97               378               388               803
     Other income                               375               323             1,407               282
                                          ---------         ---------         ---------         ---------
                                             (2,353)           (1,443)           (7,426)           (1,480)
                                          ---------         ---------         ---------         ---------
Income (loss) before income taxes            25,157             2,083            45,627           (12,306)

Income tax expense (benefit)                  9,559              (813)           17,338            (3,691)
                                          ---------         ---------         ---------         ---------
Net income (loss)                         $  15,598         $   2,896         $  28,289         $  (8,615)
                                          =========         =========         =========         =========
Earnings (loss) per share:
     Basic                                $    0.27         $    0.05         $    0.48         $   (0.16)
     Diluted                              $    0.26         $    0.05         $    0.48         $   (0.16)

Average common shares outstanding:
     Basic                                   58,524            57,133            58,354            54,633
     Diluted                                 59,432            57,708            59,206            54,633



                 See notes to consolidated financial statements
                    and accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   ---------------------------
                                                                                      2000              1999
                                                                                   ---------         ---------
Cash Flows From Operating Activities:
    Net income (loss)                                                              $  28,289         $  (8,615)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Deferred income taxes                                                         15,385            (4,353)
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                     1,956                48
        Depreciation and amortization                                                 32,892            19,113
        Changes in operating assets and liabilities:
          Receivables                                                                (19,811)            2,365
          Income tax receivable                                                       18,904                --
          Other current assets                                                          (455)              660
          Payables, accrued expenses and employer's liability claims                  (3,807)            1,830
          Other                                                                          732             2,462
                                                                                   ---------         ---------
            Net cash provided by operating activities                                 74,085            13,510
                                                                                   ---------         ---------

Cash Flows From Investing Activities:
    Purchase of equipment                                                            (36,466)         (197,986)
    Proceeds from disposition of equipment                                             1,343               428
                                                                                   ---------         ---------
            Net cash used in investing activities                                    (35,123)         (197,558)
                                                                                   ---------         ---------

Cash Flows From Financing Activities:
    Proceeds from long-term debt                                                       2,000           125,000
    Payments on long-term debt                                                       (62,000)               --
    Proceeds from sale of common stock                                                18,461            54,417
    Proceeds from exercise of stock options                                            3,011               377
                                                                                   ---------         ---------
            Net cash provided by (used in) financing activities                      (38,528)          179,794
                                                                                   ---------         ---------


Net increase (decrease) in cash and cash equivalents                                     434            (4,254)
Cash and cash equivalents at beginning of period                                       4,664            12,576
                                                                                   ---------         ---------
Cash and cash equivalents at end of period                                         $   5,098         $   8,322
                                                                                   =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                  $   9,785         $   5,254
    Income taxes paid                                                                    308             3,171



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of 5,000 and 11,350 shares in 2000 and 1999 respectively, of
          restricted common stock                                                  $     137         $     145
    Forfeitures of 2,025 and 5,450 shares in 2000 and 1999 respectively, of
          restricted common stock                                                        (32)              (58)



                 See notes to consolidated financial statements
                   and accompanying auditors' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the nine months ended September 30, 2000 included herein has been subjected to a limited review by KPMG LLP, the Registrants' independent auditors, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year.

(2) EARNINGS PER SHARE

         The Company's basic earnings (loss) per share, which is based upon the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.), for the quarters ended September 30, 2000 and 1999 is $0.27 and $0.05, respectively. Common stock equivalents with a weighted average of 907,274 and 851,607 are reflected in the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2000, respectively. For the three and nine-month periods ended September 30, 2000, there were 245,000 and 250,000 stock options outstanding, respectively, which were not included in the computation of diluted earnings per share. For the three and nine-month periods ended September 30, 1999, there were 2,713,500 stock options outstanding that were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. No adjustment to net income was made in calculating diluted earnings per share for the three and nine-month periods ended September 30, 2000 and 1999.

(3) CREDIT FACILITY

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing of up to $200 million to be used for rig acquisitions and upgrades as well as for general corporate purposes. The Credit Facility is a five-year revolving credit facility and is secured by substantially all of the Company's assets, including a majority of its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan.

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

         As of September 30, 2000, $120 million in principal was outstanding under the Credit Facility. Subsequent to September 30, 2000, the Company made $10 million in principal payments, reducing the outstanding principal balance under the Credit Facility to $110 million as of November 1, 2000.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         During the nine months ended September 30, 2000, the Company incurred $9.2 million of interest expense, including amortization of deferred financing costs related to the Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. Accordingly, there was no capitalized interest expense for the nine months ended September 30, 2000 and $3.6 million of interest expense was capitalized in the same period ended September 30, 1999.

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

         Class Action Lawsuit -- An offshore worker brought a class action suit against the Company, Marine Drilling International Inc. and a number of offshore drilling contractors. The suit, Bryant vs. R&B Falcon Drilling USA Inc., et al Civil Action No. G-00-488 in the United States District court for the Southern District of TX, Galveston Division, was filed in August 2000. The plaintiff, previously employed by another defendant in the action purports to be an "offshore worker" and alleges that a number of offshore drilling contractors have acted in concert to depress wages and benefits paid to their offshore employees. Plaintiff contends that this is a violation of federal and state antitrust laws and seeks an unspecified amount of treble damages, attorney's fees and costs on behalf of himself and an alleged class of offshore workers. The Company denies the allegations and based on information presently available, does not expect the outcome of this claim to have a material adverse effect on its results of operations or financial condition.

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         To fund the acquisition, upgrade and mobilization of the MARINE 202 drilling rig, the Company completed an offering of one million shares of its common stock in January 2000. The offering was an underwritten offering at a net price of $18.50 per share, or $18.5 million.

(6) SEGMENT REPORTING

         For reporting purposes the Company defines its segments as shallow water drilling (jack-up rigs) and deepwater drilling (semi-submersibles). The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K. The Company evaluates the performance of its operating segments based on income before taxes and non-recurring items. Operating income consists of revenues less the related operating costs and expenses, including depreciation and allocated operation support, excluding interest and unallocated corporate expenses. Identifiable assets by operating segment include assets directly identified with those operations.

      The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):

                                            JACK-UP             SEMI          CORPORATE &
                                           OPERATIONS        OPERATIONS          OTHER            TOTAL
                                           ----------        ----------       -----------      ----------
THREE MONTHS ENDED:

    SEPTEMBER 30, 2000
        Revenues                           $  43,687         $  28,820        $      --         $  72,507
        Operating Income (Loss)               16,144            16,019           (4,653)           27,510
        Identifiable Assets                  184,801           470,560           15,393           670,754
        Capital Expenditures                   4,879               440              408             5,727
        Depreciation & Amortization            4,471             5,970              751            11,192

    SEPTEMBER 30, 1999
        Revenues                           $  14,825         $  20,438        $      --         $  35,263
        Operating Income (Loss)               (3,549)           10,216           (3,141)            3,526
        Identifiable Assets                  147,682           477,533           20,944           646,159
        Capital Expenditures                     994            30,270              852            32,116
        Depreciation & Amortization            3,980             4,815              827             9,622

NINE MONTHS ENDED:

    SEPTEMBER 30, 2000
        Revenues                           $  97,555         $  86,394        $      --         $ 183,949
        Operating Income (Loss)               19,816            46,467          (13,230)           53,053
        Identifiable Assets                  184,801           470,560           15,393           670,754
        Capital Expenditures                  30,021             4,893            1,552            36,466
        Depreciation & Amortization           12,738            17,838            2,316            32,892

    SEPTEMBER 30, 1999
        Revenues                           $  50,124         $  20,469        $      --         $  70,593
        Operating Income (Loss)               (7,720)            8,538          (11,644)          (10,826)
        Identifiable Assets                  147,682           477,533           20,944           646,159
        Capital Expenditures                   1,931           194,711            1,344           197,986
        Depreciation & Amortization           11,863             4,817            2,433            19,113

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                               AS OF AND FOR THE                AS OF AND FOR THE
                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                 SEPTEMBER 30,                   SEPTEMBER 30,
                           ------------------------        ------------------------
                             2000            1999            2000            1999
                           --------        --------        --------        --------
Revenues:
     United States         $ 53,415        $ 21,387        $130,816        $ 56,686
     Australia               15,724          13,876          45,645          13,876
     Southeast Asia           3,368              --           6,565              31
     Other Foreign               --              --             923              --
Long-Lived Assets:
     United States          414,244         365,254         414,244         365,254
     Australia              153,770         172,261         153,770         172,261
     Southeast Asia          43,301          39,916          43,301          39,916
     Other Foreign               --          33,006              --          33,006

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the nine months ended September 30, 2000 and 1999, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (dollars in thousands):

                                                  2000                          1999
                                          -----------------------      ------------------------
                                                       % OF TOTAL                    % OF TOTAL
                                          REVENUE       REVENUE        REVENUE        REVENUE
                                          --------     ----------      ----------    ----------
Semi Operations:
 Chevron Australia Pty., Ltd              $47,209             26%        $13,876        20%
 Esso Exploration, Inc.                    39,185             21%             --        --

Jack-up Operations:
 Applied Drilling Technology, Inc.         38,388             21%         19,690        28%

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

         During 1996 and early 1997, oil and gas prices rose to a level that stimulated significant oil and gas drilling activity resulting in improved utilization and dayrates for the drilling industry. However, oil and gas prices declined significantly beginning in October 1997, and reached multi-year lows in various markets in early 1999. As a result of oil price declines in 1997 and early 1999, oil and gas companies made significant cutbacks in their drilling programs. This reduced rig utilization industry wide, including the U.S. Gulf of Mexico where the Company operates most of its rigs, which not only sharply reduced dayrates, but also shortened the average length of drilling contracts primarily to a well-by-well basis. Oil and gas prices improved during 1999 and have continued to improve during the first nine months of 2000, resulting in increases in rig utilization and dayrates, particularly in the Gulf of Mexico jack-up market.

         The following table sets forth rig utilization rates, as reported by Offshore Data Services:

                                                                  AVERAGE FOR THE
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                         AS OF            -------------------------------
                                    OCTOBER 31, 2000          2000               1999
                                    ----------------      ------------       ------------
Gulf of Mexico jack-up rigs                 88%                  84%             63%
Gulf of Mexico semi-submersible rigs        65%                  59%             62%
Worldwide jack-up rigs                      80%                  75%             65%
Worldwide semi-submersible rigs             72%                  65%             65%

         As of November 6, 2000, fourteen of the Company's 16 jack-up rigs were working, all located in the Gulf of Mexico, under short-term contracts that expire during the fourth quarter of 2000 or the first quarter of 2001, one international jack-up rig is under contract until the fourth quarter of 2001, and the remaining international rig configured as an accommodation unit is currently idle. The Company's two semi-submersible rigs, the MARINE 500 and MARINE 700 are currently operating under long-term contracts.

CONTRACTS AND CUSTOMERS

         The Company obtains most of its drilling contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first nine months of 2000, the Company performed services for approximately 34 different customers. For the period ended September 30, 2000, Chevron Australia Pty., Ltd. ("CAPL") accounted for approximately 26% of the Company's revenues, Esso Exploration, Inc. accounted for approximately 21% of the Company's revenues and Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 21% of the Company's revenues. The loss of any one of these customers could have a material adverse effect on the Company's results of operations. See Note 6 of Notes to Consolidated Financial Statements for further information regarding these customers.

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

         MARINE 700 Drilling Contract. On August 5, 1999, the Company began operating the MARINE 700 under a five-year contract with Esso Exploration, Inc. ("Esso"), an affiliate of Exxon Mobil Corporation, at an initial dayrate of $130,000 per day plus certain dayrate adjustments as allowed by the contract for additional labor costs and construction and equipment changes requested by Esso during the construction process. Currently, these adjustments to the initial dayrate total approximately $12,000 per day. The initial dayrate is subject to a potential increase in years two through five of the contract to the market dayrate for comparable rigs such that total revenue from the contract could range from $237 million to $302 million depending on drilling market conditions. In years two and three of the contract, the dayrate cannot be greater than $165,000, plus adjustments, and in years four and five, the dayrate cannot be greater than the amount that would make the cumulative revenue greater than $302 million. Dayrates are subject to adjustments for changes in indexed operating cost elements, changes in cost arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements.

         The MARINE 700 contract was subject to a potential increase for year two, effective August 5, 2000 as stated in the contract. The Company and Esso have not been able to agree on what increases, if any, the Company is entitled to, and, pursuant to the contract, have agreed to pursue arbitration to determine any increases in the dayrate.

         MARINE 500 Drilling Contract. In July 1997, the Company entered into a drilling contract with a drilling consortium led by West Australian Petroleum Pty., Ltd. ("WAPET") for the MARINE 500. The consortium consists of WAPET, Indonesia Petroleum, Ltd. ("INPEX") and Mobil Exploration and Producing Australia ("MEPA"). Effective March 2000, WAPET assigned all of its rights and obligations under the contract to Chevron Australia PTY., Ltd. Certain other oil companies have an option to participate in the consortium. During the term of this contract, the MARINE 500 will work predominately in Western Australia, although the consortium members may use the rig in Southeast Asia, the Pacific Rim, and/or New Zealand.

         The consortium drilling contract is a master agreement that contemplates separate drilling contracts with the individual consortium members at a dayrate which is adjusted for each contract based on operating costs in the area in which the rig is to be used to ensure the Company a $127,500 per day operating margin. Two of the consortium members, CAPL and INPEX, have committed to drilling contracts under the consortium agreement and have agreed under the consortium agreement to be liable for the contract minimum payments to the Company for the initial contract term ending December 31, 2001. The optional consortium members have made no commitments under the agreement, and are not liable for any payments under the consortium contract until they commit to a drilling contract. The INPEX drilling contract was a two-well contract with up to three option wells to be drilled at an operating dayrate of $150,000 per day and was completed on January 5, 2000. The CAPL drilling contract provides for a dayrate of $168,600 for an unspecified number of wells.

         When the rig departed the shipyard in Singapore on July 5, 1999, the Company, in accordance with the consortium drilling contract, received a fee of $6 million for performing the upgrade to enable the rig to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. This $6 million fee is being recognized as revenue over the term of the drilling contract.

         The contract expires on December 31, 2001 and provides that the consortium can terminate the contract at any time after January 1, 2001 in exchange for a termination payment of $95,890 for each day remaining in the term of the contract, subject to offset if the rig is otherwise employed. On September 1, 2000, the Company received notice from CAPL that current plans are to utilize the MARINE 500 through February 2001 after which they intend to exercise their termination rights under the drilling contract. Additionally, if the rig is otherwise employed the contract provides that the consortium will make payments, if necessary to the Company to insure that the operating margin on the MARINE 500 is $127,500 per day. The Company is confident it will be able to secure future work for this rig.

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

RESULTS OF OPERATIONS

         The number of rigs the Company has available for service and the utilization and dayrates of the Company's active rigs are the most significant factors affecting the Company's level of revenues. Operating costs include all direct costs and expenditures associated with operating the Company's rigs. These costs include rig labor, repair, maintenance and supply expenditures, insurance costs, mobilization costs and other costs related to operations. Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the cost of maintaining personnel on board the rigs and equipment maintenance when the rigs are idle. Labor costs increase primarily due to higher salary levels, rig staffing requirements and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the rig is performing and the age and condition of the equipment. Inflation is another contributing factor in the fluctuation of operating expenses.

         The changes in operating income are more directly affected by revenue factors than expense factors since changes in dayrates directly impact revenues but not expenses. Utilization changes have a significant impact on revenues, but in the short-term do not impact expenses. Over a long period, significant changes in utilization may cause the Company to adjust the level of its actively marketed rig fleet and labor force to match anticipated levels of demand, thus changing the level of operating expenses. General and administrative expenses do not vary significantly unless the Company materially expands or contracts its asset base. Depreciation, which is affected by the Company's level of capital expenditures and depreciation practices is another major determinant of operating income, and is not affected by changes in dayrates or utilization.

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated:

                                                FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS
                                                       SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                ---------------------------          ---------------------------
                                                   2000             1999                2000              1999
                                                ---------         ---------          ---------         ---------
                                                             (dollars in thousands except per day data)
Jack-ups
      Operating days                                1,317               918              3,527             2,564
      Utilization (1)                                  92%               69%                85%               63%
      Average revenue per day                   $  33,171         $  16,149          $  27,659         $  19,549
      Revenue                                      43,687            14,825             97,555            50,124
      Contract drilling expense (2)                23,072            14,394             65,000            45,981
      Depreciation                                  4,471             3,980             12,738            11,863
      Operating income (loss)                      16,144            (3,549)            19,816            (7,720)

Semi-submersibles
      Operating days                                  184               144                548               144
      Utilization (1)                                 100%               87%               100%               42%
      Average revenue per day                   $ 156,630         $ 141,930          $ 157,653         $ 142,146
      Revenue                                      28,820            20,438             86,394            20,469
      Contract drilling expense (2)                 6,831             5,407             22,090             7,114
      Depreciation                                  5,970             4,815             17,838             4,817
      Operating income (loss)                      16,019            10,216             46,467             8,538

Total Company:
      Operating days                                1,501             1,062              4,075             2,708
      Utilization (1)                                  93%               71%                87%               62%
      Average revenue per day                   $  48,306         $  33,204          $  45,141         $  26,068
      Revenue                                      72,507            35,263            183,949            70,593
      Contract drilling expense (2)                29,903            19,801             87,090            53,095
      Depreciation and amortization                11,192             9,622             32,892            19,113
      General and administrative expense            3,902             2,314             10,914             9,211
      Operating income (loss)                      27,510             3,526             53,053           (10,826)

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading.

(2) Excludes depreciation and amortization and general and administrative expenses.

         Revenues. The Company's drilling revenues increased $37,244,000 or 106%, and $113,356,000 or 161% during the three and nine-month periods ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase in revenues was primarily due to higher average daily revenue and rig utilization. Average daily revenue and rig utilization increased to $48,306 and 93%, respectively, for the quarter ended September 30, 2000 as compared to $33,204 and 71%, respectively, for the same period in 1999. For the nine months ended September 30, 2000 the average daily revenue and rig utilization increased to $45,141 and 87%, respectively, from average daily revenue of $26,068 and rig utilization of 62%, respectively, for the same period in 1999. The higher average daily revenue and increased utilization were due to the MARINE 500 and MARINE 700 semi-submersible rigs that began operating in the third quarter of 1999, coupled with improved market conditions in the Gulf of Mexico jack-up market.

         Contract Drilling Expense. Contract drilling expenses for the three and nine months ended September 30, 2000 increased $10,102,000 or 51% and $33,995,000 or 64%, respectively, as compared to the same periods in 1999. The increase was primarily a result of the MARINE 500 and MARINE 700 that began operating in the third quarter of 1999, and higher utilization rates in the Gulf of Mexico jack-up market. Additionally, the MARINE 202 began working in the Gulf of Mexico during the third quarter 2000.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2000 increased $1,570,000, compared to the same period in 1999, due to depreciation associated with the deployment of the MARINE 202 in August 2000. For the nine months ended September 30, 2000, depreciation and amortization expense increased by $13,779,000 as compared to the same period in 1999 due to the upgrade of the MARINE 500 which was placed back in service in July 1999 and the construction of the MARINE 700, which was placed in service in August 1999.

         General and Administrative. General and administrative expenses for the three and nine-month periods ended September 30, 2000 increased $1,588,000 and $1,703,000, respectively, compared to the same periods in 1999. The increase is primarily due to 1999 not including any bonus expense. The Company's bonus plan provides for no bonuses in a year in which the Company does not generate net income, as was the case in 1999.

         Interest Expense. Interest expense for the three and nine months ended September 30, 2000 has increased compared to the same periods in 1999. The increases are primarily the result of increased borrowings under the Company's credit facility, coupled with $900,000 and $3,600,000 in capitalized interest associated with the upgrade of the MARINE 500 and construction of the MARINE 700 for the three and nine-month periods ended September 30, 1999, respectively.

         Interest Income. Interest income decreased $281,000 or 74% and $415,000 or 52% for the three and nine months ended September 30, 2000, respectively, from the comparable prior-year periods. The decrease was related primarily to decreased cash balances.

         Other Income. Other income of $375,000 and $1,407,000 for the three and nine months ended September 30, 2000, respectively, was generated primarily from the sale of drill pipe.

         Income Taxes. Income tax expense increased for the three and nine-month periods ended September 30, 2000 compared to the same periods in 1999, primarily due to an increase in the Company's pretax income.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At September 30, 2000, the Company had working capital of $34,279,000 compared to working capital of $30,816,000 at December 31, 1999.

         Net cash provided by operating activities for the nine months ended September 30, 2000 increased by $60,575,000 to $74,085,000 compared to $13,510,000 for the same period in the prior year. The increase is primarily attributable to the increased dayrates and rig operating activity coupled with the collection of a $19,297,000 income tax refund. Cash used in investing activities decreased $162,435,000 during the first nine months of 2000 to $35,123,000 from $197,558,000 during the same period in 1999 due to completion of the MARINE 500 upgrade and construction of the MARINE 700 partially offset by the purchase of the MARINE 202 in January 2000. Net cash used in financing activities during the nine months ended September 30, 2000 of $38,528,000 resulted primarily from $62,000,000 in debt repayments, partially offset by $18,461,000 in net proceeds from the sale of 1,000,000 shares of common stock in January 2000. The proceeds of the stock offering were used to purchase, upgrade and mobilize the MARINE 202.

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing of up to $200,000,000 to be used for rig acquisitions and upgrades, as well as for general corporate purposes. The Credit Facility is a five-year revolving credit facility and is secured by substantially all of the Company's assets, including a majority of its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan.

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

         As of September 30, 2000, $120,000,000 in principal was outstanding under the Credit Facility. Subsequent to September 30, 2000, the Company made $10,000,000 in principal payments, reducing the outstanding principal balance under the Credit Facility to $110,000,000 as of November 1, 2000.

         During 1997, and again recently in 2000, the improvement in the offshore drilling market allowed the Company to place some of its offshore rigs under longer-term contracts. The MARINE 305, MARINE 500 and MARINE 700 are operating under long-term contracts that are expected to generate contract revenues in excess of $265,000,000 over the remaining life of the contracts. This amount assumes the continued employment of the MARINE 500 and no change in rates for the MARINE 700.

         Capital Resources. During the nine months ended September 30, 2000 the Company spent $36,466,000 in capital expenditures consisting primarily of disbursements for the acquisition, upgrade and mobilization of the MARINE 202 and the purchase of other rig machinery. On January 10, 2000, the Company completed an offering of 1,000,000 shares of its Common Stock in an underwritten offering at a net price of $18.50 per share. The net proceeds from the offering were $18,500,000 and were used to acquire, upgrade and mobilize the MARINE 202.

         The Company expects to continue to pursue acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the Credit Facility, or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefore, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their capability to obtain longer-term contracts. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program, is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made, and other factors.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico; (v) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company;
(vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the continuation of market and other conditions similar to those in which the Company incurred net losses for the nine months ended September 30, 1999; (ix) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (x) the re-negotiation or cancellation of the long-term contracts for the MARINE 700 or the MARINE 500, whether as a result of rig performance or because of some other reason; (xi) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiii) adverse uninsured litigation results; (xiv) adverse tax consequences with respect to operations; and (xv) adequacy of the Company's cash resources in the future. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Credit Facility. Interest on borrowings under the Credit Facility is at either the prime interest rate or LIBOR plus a margin ranging from 1% to 2.5% determined pursuant to a debt to EBITDA calculation. The Company may, at its option, fix the LIBOR interest rate for certain borrowings for 30 days to 6 months, with longer periods requiring bank approval. As of September 30, 2000, the margin for all LIBOR borrowings was 1.50% and the Company had $120 million in principal outstanding under its Credit Facility. Effective October 17, 2000, the margin for all LIBOR borrowings was 1.25%. On the $120 million balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.20 million on an annual basis.

         Foreign Currency Exchange Rate Risk. The Company conducts business in several foreign countries. Predominately all of its foreign drilling contracts are denominated in U.S. dollars. The Company structures its drilling contracts in U.S. dollars to mitigate its exposure to fluctuations in foreign currencies. Other than some limited trade payables the Company does not currently have financial instruments that are sensitive to foreign currency exchange rates.

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

         An offshore worker brought a class action suit against the Company, Marine Drilling International Inc. and a number of offshore drilling contractors. The suit, Bryant vs. R&B Falcon Drilling USA Inc., et al Civil Action No. G-00-488 in the United States District court for the Southern District of TX, Galveston Division, was filed in August 2000. The plaintiff, previously employed by another defendant in the action purports to be an "offshore worker" and alleges that a number of offshore drilling contractors have acted in concert to depress wages and benefits paid to their offshore employees. Plaintiff contends that this is a violation of federal and state antitrust laws and seeks an unspecified amount of treble damages, attorney's fees and costs on behalf of himself and an alleged class of offshore workers. The Company denies the allegations and based on information presently available, does not expect the outcome of this claim to have a material adverse effect on its results of operations or financial condition.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibits No.  Description

         15       Letter regarding unaudited interim financial information.

         27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)

(b) Reports on Form 8-K:

         (1) The Company filed a report under Item 5 of Form 8-K dated September 1, 2000.

         (2) The Company filed a report under Item 5 of Form 8-K dated October 25, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MARINE DRILLING COMPANIES, INC.
                                          (Registrant)




Date:         November 9, 2000        By    /s/  Jan Rask
                                          ----------------------------------
                                          Jan Rask
                                          President, Chief Executive Officer
                                          And Director
                                          (Principal Executive Officer)



Date:         November 9, 2000        By    /s/  Dale W. Wilhelm
                                          ----------------------------------
                                          Dale W. Wilhelm
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
  15     Letter regarding unaudited interim financial information

  27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the U.S. Securities and Exchange Commission.)