Form 10-K405
period 2000-12-31
MARINE DRILLING COMPANIES INC
filed 2001-02-23
CIK 860521

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                 2000 FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
              Title of each class                     on which registered
              -------------------                    ---------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY
              NONAFFILIATES ON FEBRUARY 21, 2001 -- $1,754,970,416

                  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                        ON FEBRUARY 21, 2001 - 58,684,640

                       DOCUMENTS INCORPORATED BY REFERENCE

      (1) Certain portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 17, 2001 - Part III

--------------------------------------------------------------------------------

                         MARINE DRILLING COMPANIES, INC.

                                 2000 FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
                                                          PART I

Item 1.    Business................................................................................................     1
Item 2.    Properties..............................................................................................     7
Item 3.    Legal Proceedings.......................................................................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.....................................................    11


                                                          PART II

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters....................................    12
Item 6.    Selected Consolidated Financial Data....................................................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................    14
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..............................................    19
Item 8.    Financial Statements and Supplementary Data.............................................................    20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................    38


                                                         PART III

Item 10.   Directors and Executive Officers of the Registrant......................................................    38
Item 11.   Executive Compensation..................................................................................    38
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................................    38
Item 13.   Certain Relationships and Related Transactions..........................................................    38


                                                          PART IV

Item 14.   Exhibits and Reports on Form 8-K........................................................................    38

Signatures.........................................................................................................    41



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

         The Company owns and operates a fleet of 17 offshore drilling rigs consisting of five independent leg jack-up units, four of which have a cantilever feature, ten mat supported jack-up units, five of which have a cantilever feature, and two semi-submersible units. Additionally, the Company owns one independent leg jack-up rig configured as an accommodation unit. Currently, fifteen of the Company's rigs are located in the U.S. Gulf of Mexico, and the three remaining rigs are in Southeast Asia, the North Sea and Western Australia.

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

         o Balanced Long-Term and Short-Term Contract Portfolio. The Company seeks to appropriately balance its contract portfolio between long-term and short-term contracts. The Company believes that a balanced contract portfolio will help mitigate the cyclical nature of the drilling industry and will provide for a component of longer-term, more predictable cash flow, while maintaining the opportunity to capitalize on potential increases in drilling rig dayrates worldwide. The MARINE 700 has provided the Company an opportunity to capitalize on long-term contracts. This rig continues to operate under a long-term contract which is expected to generate contract revenues in excess of $168 million over the remaining life of the contract. The Company believes that this contract helps to counterbalance its short-term and well-to-well rig contracts.

         o Growth Through Acquisitions and Upgrades. The Company actively seeks attractive opportunities for acquisitions to increase the size and capabilities of its fleet. The Company believes that during prolonged periods of depressed industry fundamentals, assets become available at attractive prices. Additionally, when market conditions warrant, the Company may elect to perform upgrades on its existing rig fleet.

         o Maintain an Appropriate Capital Structure. Because the offshore drilling business is subject to substantial fluctuations in demand, pricing and profitability, the Company seeks to limit debt to a level that can be adequately supported by its working capital and long-term contract revenues. The Company believes this approach will enable it to better withstand the volatility associated with industry cycles.

RECENT MARKET CONDITIONS

         During 2000 oil and gas prices rose to a level that stimulated oil and gas drilling activity resulting in improved utilization and higher dayrates for the drilling industry, especially in the U.S. Gulf of Mexico. The Company operates most of its jack-up rigs in this market and benefited significantly from these developments through increased utilization and higher dayrates. The Company's U.S. Gulf of Mexico fleet for 2000 averaged 98% utilization compared to 83% in 1999. Average dayrates increased approximately $5,000 per day per quarter for the year, increasing from an average of $13,495 per day for the fourth quarter of 1999 to a $33,773 per day average for the fourth quarter of 2000. If these improved market conditions are sustained and rig utilization remains high, the Company believes dayrates will continue to increase. In late 1997 and 1998 as oil and gas prices declined, oil and gas companies made significant cut-backs in their programs. This reduced rig utilization industry wide, including the U.S. Gulf of Mexico, sharply reduced dayrates, and also shortened the average length of drilling contracts primarily to a well-by-well basis.

         The following table sets forth industry wide working rig utilization rates according to Offshore Data Services:

                                                                                    ANNUAL AVERAGE
                                                    AS OF          -------------------------------------------------
                                              FEBRUARY 21, 2001         2000            1999             1998
                                             --------------------- --------------- ---------------- ----------------
     Gulf of Mexico jack-up rigs                     89%                85%              67%              81%
     Worldwide jack-up rigs                          80%                76%              66%              83%
     Gulf of Mexico semi-submersible rigs            73%                62%              62%              78%
     Worldwide semi-submersible rigs                 66%                67%              64%              78%

         As of February 21, 2001, fourteen of the Company's 16 jack-up rigs were working in the Gulf of Mexico under short-term contracts that expire during the first or second quarter of 2001, one international jack-up rig is under contract until the fourth quarter of 2001, and the remaining international rig, configured as an accommodation unit, is currently idle. The Company's two semi-submersible rigs, the MARINE 500 and MARINE 700 are currently operating under contracts that expire in December 2001 and August 2004, respectively.

CUSTOMERS AND CONTRACTS

         General. The Company's drilling contracts generally provide for compensation on a "daywork" basis. Under daywork contracts, the Company receives a fixed amount per day for providing drilling services using the rigs it operates. Under most daywork contracts, the Company pays virtually all costs associated with operating the rig such as labor, operating supplies and repair and maintenance. The Company typically negotiates with the customer for the reimbursement of the cost of moving the rigs and related equipment to the job site and the customer pays all other costs of drilling the well such as mud, casing, logging and completion services. Daywork contracts may provide for lower rates during periods when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather or water conditions or other conditions beyond the Company's control. Historically, the Company has not marketed its rigs under footage rate or turnkey contracts.

         A daywork contract generally extends over a period of time covering either the drilling of a single well, a group of wells or a stated term. The customer may terminate the contract if the drilling rig is destroyed or lost, or if drilling operations are suspended for a specified period of time as a result of breakdown of major equipment or other specific events. The duration of drilling contracts is generally determined by market demand and competitive conditions. Historically, domestic jack-up rig drilling contracts are typically on a well-by-well basis, while contracts in the deepwater and international jack-up markets have been on a term basis. The Company's experience during recent years has been consistent with this general rule, with its rigs operating in the shallow water Gulf of Mexico generally having been contracted on a short-term or well-to-well basis and its deepwater and international rigs operating under term contracts. Due to the highly cyclical nature of the offshore drilling business, the Company seeks to appropriately balance its contract portfolio between long-term and short-term contracts.

         The Company obtains most of its contracts through competitive bidding against other contractors in response to oil and gas companies' solicitations of bids. The Company's current drilling contracts, both foreign and domestic, provide for payment in U.S. Dollars.

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. For the year ended December 31, 2000, the Company performed services for approximately 39 different customers. During 2000, Chevron Australia Pty., Ltd. accounted for approximately 24% of the Company's revenues, Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 23% of the Company's revenues, and Esso Exploration, Inc. accounted for approximately 20% of the Company's revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. See Note 11 of Notes to Consolidated Financial Statements for further information regarding the Company's major customers.

         MARINE 305 Drilling Contract. On July 8, 2000, the MARINE 305 began operating in Malaysia at a dayrate of approximately $36,400 per day for Sarawak Shell Berhad/Sabah Shell Petroleum Company. The contract is for a term of 486-days with termination provisions after the first nine months that includes the payment of certain unrecovered contract costs. The contract allows for a contract extension for up to eight wells or up to two platforms with multiple wells on each platform at rates to be mutually agreed at the time the contract is extended.

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

         The Company and Esso have not been able to agree on what increases, if any, the Company will receive for year two beginning August 5, 2000 and, pursuant to the contract, have agreed to pursue arbitration to determine any increases in the dayrate. Currently an arbitration hearing date has not been set.

         MARINE 500 Drilling Contract. In July 1997, the Company entered into a drilling contract with a drilling consortium led by West Australian Petroleum Pty., Ltd. ("WAPET") for the MARINE 500. The consortium consists of WAPET, Indonesia Petroleum, Ltd. ("INPEX") and Mobil Exploration and Producing Australia ("MEPA"). Effective March 2000, WAPET assigned all of its rights and obligations under the contract to Chevron Australia Pty., Ltd. ("CAPL"). Certain other oil companies have an option to participate in the consortium. During the term of this contract, the MARINE 500 will work predominately in Western Australia, although the consortium members may use the rig in Southeast Asia, the Pacific Rim, and/or New Zealand.

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

         The contract expires on December 31, 2001 and provides that after a 90 day advanced notice the consortium can terminate the contract at any time after January 1, 2001, upon 30 days written notice. Upon cancellation, CAPL is obligated to subsidize future contracts and idle rig time up to $95,890 per day, if necessary, to insure that the operating margin on the MARINE 500 reaches $127,500 per day for the remaining term of the contract. On September 1, 2000, the Company received the 90-day notice from CAPL that current plans were to utilize the MARINE 500 through February 2001 after which they intended to exercise their termination rights under the drilling contract unless the rig could be assigned to other oil companies. On February 16, 2001, CAPL completed their use of the rig and CAPL has assigned the rig to another oil company for three wells, which will employ the rig until mid-April 2001. CAPL is currently in discussions with other oil companies that are desirous of utilizing the MARINE 500, which could keep the rig working in Western Australia through the third quarter of 2001. If CAPL is unable to employ the rig beyond mid-April 2001, it is anticipated that they will exercise their termination right as of such date. The Company is confident it will be able to secure future work for this rig. However, if the Company is unable to secure continuous work, each day the rig is without a contract will result in a cash flow reduction of $60,000-$70,000. The Company believes that based on current market conditions, the most active markets for this type of rig will be Brazil, U.S. Gulf of Mexico or West Africa.

ENVIRONMENTAL MATTERS

         General. The Company is subject to numerous domestic and foreign governmental laws and regulations that relate directly or indirectly to its operations, including certain laws and regulations (a) controlling the discharge of materials into the environment, (b) requiring removal and cleanup under certain circumstances, (c) requiring the proper handling and disposal of waste materials, or (d) otherwise relating to the protection of the environment. For example, the Company, as an operator of mobile offshore drilling rigs in waters of the United States and certain foreign offshore areas, may be liable for damages and for the cost of removing oil spills for which it is held responsible, subject to certain limitations. Laws and regulations protecting the environment have become more stringent in recent years and, in certain circumstances, provide for administrative, civil and criminal penalties and impose "strict liability," rendering a company liable for environmental damage without regard to negligence or fault on the part of such company. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others or for acts of the Company that were in compliance with all applicable laws and regulations at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. The Company believes that it has conducted its operations in substantial compliance with all applicable environmental laws and regulations.

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

         U.S. Oil Pollution Act of 1990. The U.S. Oil Pollution Act of 1990 ("OPA '90") and regulations promulgated pursuant thereto impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of an onshore facility, a pipeline or a vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf ("OCS") facility must pay all spill removal costs incurred by a federal, state or local government. OPA '90 establishes liability limits (subject to indexing) for mobile offshore drilling rigs. If functioning as an offshore facility, the mobile offshore drilling rigs are considered "tank vessels" for spills of oil on or above the water surface, with liability limits of the greater of $1,200 per gross ton or $10 million. To the extent damages and removal costs exceed this amount, the mobile offshore drilling rigs will be treated as an offshore facility and the offshore lessee will be responsible up to higher liability limits of all removal costs plus $75 million. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA '90.

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

         The ongoing requirements of OPA '90 include proof of financial responsibility (to cover at least some costs in a potential spill), and preparation of an oil spill contingency plan. OPA '90 requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. Moreover, regulations promulgated to implement the financial responsibility requirements of OPA '90 apply to offshore facilities used for exploring for, drilling for, or producing oil (including wells drilled from mobile offshore drilling rigs) as well as facilities (e.g., pipelines) used to transport oil from such exploration, drilling, or production sites. Owners and operators of such offshore facilities that have a worst case oil spill potential of more than 1,000 barrels must demonstrate financial responsibility in amounts ranging from $10 million to $150 million, with the specific amount to be based upon the volume of the worst case oil spill potential and the location of the facility. In circumstances where the Minerals Management Service ("MMS") believes a higher amount is justified by particular risks posed, greater financial responsibility (up to $150 million) may be required. In addition, MMS, based on the particular risks posed, may require a facility with a potential worst-case discharge of 1,000 barrels or less to demonstrate financial responsibility. Vessels, including mobile offshore drilling rigs functioning as vessels rather than drilling platforms, are not subject to the MMS final rule but rather remain subject to regulations administered by the U.S. Coast Guard. The Company believes that it currently has established adequate proof of financial responsibility for its mobile offshore drilling rigs functioning as offshore facilities. However, the Company cannot predict whether financial responsibility requirements under any subsequent amendments to OPA '90, if any, will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact of any such future financial responsibility requirement should be no more burdensome on the Company than on similarly situated or less capitalized drilling contractors operating in U.S. waters.

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

         CERCLA and RCRA (U.S.). The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, currently exempts crude oil from the definitions of hazardous substances, and the Resource Conservation and Recovery Act ("RCRA"), as amended, currently exempts certain drilling materials, such as drilling fluids and produced water, from the definition of hazardous wastes for purposes of these statutes. There can be no assurances that these exemptions will be preserved in future amendments of such acts, if any, or that more stringent federal or state laws and regulations protecting the environment will not be adopted. Further the Company's operations may involve the use or handling of other materials that may be classified as hazardous substances or hazardous waste. CERCLA assigns strict liability to each responsible party for all response and re-mediation costs, as well as natural resource damage. Few defenses exist to the liability imposed by CERCLA.

         The Clean Water Act. The Clean Water Act ("CWA"), as amended, regulates the discharge of pollutants and establishes discharge limitations generally applicable to the Company's operations in the United States and in the Gulf of Mexico. In January 2001, the U.S. Environmental Protection Agency ("EPA") amended its pollutant discharge limitations to control, but not totally eliminate, the discharge of synthetic-based drilling fluids ("SBF") containing drill cuttings beyond three miles from shore. At the same time, the EPA completely prohibited discharge of SBFs into all waters within three miles from shore. The Company believes its operations are in substantial compliance with applicable discharge requirements and that compliance with the new SBF discharge regulations will not have material adverse effect on the Company.

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

OPERATIONAL RISKS AND INSURANCE

         Contract drilling operations are subject to various risks including blowouts, cratering, fires and explosions, each of which could result in damage to or destruction of drilling rigs and oil and gas wells, damage to life and property, suspension of operations, and environmental damage through oil spillage and extensive uncontrolled fires. The Company insures its drilling rigs and plant assets for amounts approximating replacement cost for comparable equipment and also insures against catastrophic losses resulting from employer's liability and other risks customary in the energy service industry. The Company currently maintains insurance coverage it believes to be customary in the industry against certain general and marine public liabilities, including liabilities for personal injuries. Except in limited circumstances, this insurance does not cover liability for pollution or environmental damage that originates below the water surface, although the Company is generally indemnified against such pollution and environmental liabilities by its customers. There is no assurance that such insurance or indemnification will be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage or damage to the environment. Recognizing these risks, the Company has programs that are designed to promote a safe environment for its personnel and equipment.

COMPETITION

         The contract drilling industry is highly competitive, and the Company competes with many drilling contractors, which are substantially larger than the Company with greater financial and other resources. Customers often award contracts on a competitive bid basis, and although a customer selecting a rig may consider, among other things, a contractor's safety record, crew quality and quality of service and equipment, price is the primary factor in determining the selection of a drilling contractor. The Company believes that competition for drilling contracts will continue to be intense in the foreseeable future. Contractors are also able to adjust localized supply and demand imbalances by moving rigs from areas of low utilization and day rates to areas of greater activity and relatively higher day rates. In addition, there are inactive non-marketed rigs that could be reactivated to meet an increase in demand for drilling rigs in any given market. Such movements or reactivations or a decrease in drilling activity in any major market could depress day rates and could adversely affect utilization of the Company's rigs.

         In addition, the improvement in the offshore contract drilling industry has led to increased rig construction and enhancement programs by the industry. A significant increase in the supply of new or enhanced rigs may have an adverse effect on the average operating day rates for the Company's rigs, particularly its semi-submersible units, and on the overall utilization level of the Company's fleet. The availability of other suitable rigs could cause customers to attempt to renegotiate their long-term contracts with the Company or even attempt to cancel their contracts. In such cases, the Company's results of operations could be adversely affected.

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

EMPLOYEES

         As of February 21, 2001, the Company had 1,118 employees. The number of the Company's employees varies throughout the year depending on the level of drilling activity. The Company considers relations with its employees to be good. None of the Company's employees is presently represented by labor unions.

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

         The Company has top drive drilling systems installed on 10 of its jack-up rigs. A top drive drilling system allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of required connections. A top drive drilling system also permits rotation of the drill string while tripping in or out of the hole. These characteristics increase drilling speed, personnel safety and drilling efficiency and reduce the risk of the drill string sticking during operations. The Company has ordered 4 additional top drive drilling systems to be installed on jack-up rigs in its fleet currently renting top drive systems.

         Currently, the Company has two jack-up rigs located in international markets, and of those two, only the MARINE 306 is suitable for those areas that require hostile environment capabilities, such as the North Sea. The MARINE 306 is currently configured as an accommodation unit. Current market conditions in the North Sea are such that the rig will probably not be placed back in service in the next twelve months. If either an accommodation unit contract or drilling contract is obtained for the MARINE 306 additional capital expenditures will be necessary to ready the rig for service.

         Semi-submersible Rigs. Semi-submersibles rigs operate worldwide and are usually deployed in water depths that exceed the water depth range in which jack-up rigs are capable of working. A semi-submersible rig is a column stabilized drilling platform, with a ship or barge type displacement hull of single or multiple configuration, with a main deck connected to the underwater hull or footings by columns, intended for operations in the floating condition. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is about 40 to 80 feet below the water line and the upper deck protrudes well above the surface. Multiple deck structures provide the space necessary for machinery, drilling package, office and crew accommodations, open and closed storage, and helideck. The conventionally moored semi-submersible rig is typically anchored on location. There are three types of mooring configurations, all wire, all chain, or a combination of wire and chain. In general, semi-submersible rigs (i) operate in water depth ranging from 200 to 7,500 feet, (ii) have drilling depth capability of 25,000 feet, (iii) have variable deck load capacities ranging from 2,000 to 7,000 short tons, (iv) have liquid mud storage capacity ranging from 2,000 to 7,000 barrels, (v) have bulk mud storage capacity ranging from 5,000 to 12,000 cu. ft. and (vi) have bulk cement storage capacity ranging from 5,000 to 12,000 cu. ft. These units are equipped with blowout prevention equipment rated at either 10,000 or 15,000 psi.

         The Company owns two conventionally moored semi-submersible rigs, the MARINE 500 and the MARINE 700. The MARINE 500: (i) has a combination wire/chain mooring system rated for 5,000 foot water depth and drilling depth capability of 25,000 feet: (ii) has a variable deck load capacity of 5,780 short tons, (iii) has a liquid mud storage capacity of 5,441 barrels, sack storage capacity of 6,000 sacks, bulk mud storage capacity of 10,500 cu. ft. and bulk cement storage capacity of 10,500 cu. ft., (iv) is equipped with 15,000 psi rated blowout prevention equipment. The MARINE 700: (i) has a combination wire/chain mooring system rated for 7,500 foot water depth and drilling depth capability of 25,000 feet (ii) has a variable deck load capacity of 8,375 short tons, (iii) has a liquid mud storage capacity of 10,260 barrels, multi-purpose liquid storage capacity of 14,760 barrels, sack storage capacity of 700 metric ton, bulk mud storage capacity of 14,100 cu. ft. and bulk cement storage capacity of 8,475 cu. ft., (iv) is equipped with 15,000 psi rated blowout prevention equipment.

         The following table describes the Company's drilling rigs as of February 21, 2001:


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

Mat Supported Jack-up Rigs:

MARINE 3               Bethlehem/262        Slot                 1974          262'           25,000'     U.S. Gulf of Mexico
MARINE 4               Bethlehem/250        Slot                 1975          250'           25,000'     U.S. Gulf of Mexico
MARINE 15 T            Baker Marine/250     Slot              1981/1996        250'           25,000'     U.S. Gulf of Mexico
MARINE 16 T            Bethlehem/250        Slot              1981/1995        250'           20,000'     U.S. Gulf of Mexico
MARINE 17              Bethlehem/200        Cantilever           1981          200'           20,000'     U.S. Gulf of Mexico
MARINE 18              Bethlehem/250        Cantilever           1982          250'           20,000'     U.S. Gulf of Mexico
MARINE 200 T           Bethlehem/200        Cantilever           1981          200'           20,000'     U.S. Gulf of Mexico
MARINE 201 T           Bethlehem/200        Cantilever        1981/1995        200'           20,000'     U.S. Gulf of Mexico
MARINE 202 T           Bethlehem/250        Cantilever           1980          200'           20,000'     U.S. Gulf of Mexico
MARINE 225             Bethlehem/225        Slot              1969/1993        225'           20,000'     U.S. Gulf of Mexico

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

[GRAPHIC]

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

[GRAPHIC]

         Semi-submersible Rig - This type of rig consists of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a "semi-submerged" position, remaining afloat, off bottom, in a position in which the lower hull is from about 40 to 80 feet below the water line and the upper deck protrudes well above the surface. The rig is typically anchored in position and remains stable for drilling in the semi-submerged floating position due in part to its wave transparency characteristics at the water line.

FACILITIES

         The Company's principal executive offices are located in Sugar Land, Texas, a suburb of Houston, and consist of approximately 26,000 square feet of leased space. The Company also leases a warehouse, storage and repair facility, including approximately 31 acres of land and 60,000 square feet of buildings, in Rosharon, Texas (near Houston). In connection with the Company's foreign operations, the Company leases offices, warehouse space and/or employee living quarters in Australia, Malaysia and Singapore.

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

         An offshore worker brought a class action suit against the Company and certain of its subsidiaries, and a number of offshore drilling contractors. The suit, Bryant vs. R&B Falcon Drilling USA Inc., et al Civil Action No. G-00-488 in the United States District court for the Southern District of TX, Galveston Division, was filed in August 2000. The plaintiff, previously employed by another defendant in the action, purports to be an "offshore worker" and alleges that a number of offshore drilling contractors have acted in concert to depress wages and benefits paid to their offshore employees. Plaintiff contends that this is a violation of federal and state antitrust laws and seeks an unspecified amount of treble damages, attorney's fees and costs on behalf of himself and an alleged class of offshore workers. The Company denies the allegations and based on information presently available, does not expect the outcome of this claim to have a material adverse effect on its results of operations or financial condition.

         The Company is currently waiting on an arbitration hearing with Esso to determine a rate increase, if any, for year two of the MARINE 700 contract. See MARINE 700 Drilling Contract discussion in Customers and Contracts section on page 3.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock"), trades on the New York Stock Exchange ("NYSE") under the symbol "MRL." The following table sets forth the range of high and low sale prices per share of the Common Stock as reported by the NYSE for the periods indicated.

        2001                                                                            HIGH                   LOW
                                                                                    -------------          -------------
        First Quarter (through February 21, 2001)..............................       $31.53                 $24.44

        2000

        First Quarter .........................................................       $27.44                 $17.75
        Second Quarter.........................................................        31.13                  21.94
        Third Quarter..........................................................        31.87                  21.50
        Fourth Quarter.........................................................        28.94                  19.87

        1999

        First Quarter .........................................................       $11.75                 $ 5.94
        Second Quarter.........................................................        17.75                   9.69
        Third Quarter..........................................................        18.69                  12.62
        Fourth Quarter.........................................................        22.50                  12.62

         The last sale price of the Common Stock as reported by the NYSE on February 21, 2001 was 29.95 per share and there were approximately 580 holders of record.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data as of and for the five year period ended December 31, 2000 are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8 of this report.

                                                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                        2000          1999          1998           1997         1996
                                                    ------------  ------------  ------------  ------------ ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Drilling revenues                                  $ 264,031     $ 115,406     $ 228,015     $ 190,257    $ 110,329
   Contract drilling expenses                           117,723        77,591       102,166        77,847       59,770
   Depreciation and amortization expense                 44,315        29,569        20,191        16,995       11,576
   General and administrative expense                    15,032        12,575        12,287         7,807        7,498
   Operating income (loss)                               86,961        (4,329)       93,371        87,608       31,485
   Interest income (expense), net                       (10,956)       (5,298)        1,202         1,823          366
   Income (loss) before income taxes                     77,852        (8,482)       95,541        89,836       32,256
   Income tax expense (benefit)                          29,587        (2,352)       34,720        31,456       11,586
   Net income (loss)                                  $  48,265     $  (6,130)    $  60,821     $  58,380    $  20,670
   Basic average common shares outstanding               58,404        55,275        52,217        51,572       44,918
   Diluted average common shares outstanding             59,246        55,275        52,726        52,452       45,748

EARNINGS (LOSS) PER SHARE DATA:
   Basic                                              $    0.83     $  (0.11)     $    1.16     $    1.13    $    0.46
   Diluted                                            $    0.81     $  (0.11)     $    1.15     $    1.11    $    0.45

BALANCE SHEET DATA:
   Cash and cash equivalents                          $   4,190     $   4,664     $  12,576     $  20,619    $  71,961
   Short-term investments                                    --            --            --            --        9,990
   Working capital                                       30,992        30,816         6,699        55,472       96,671
   Total assets                                         660,705       666,142       475,684       334,182      254,947
   Long-term debt, non-current                           75,000       180,000        50,000            --        9,000
   Deferred income taxes                                 71,748        44,414        29,128        18,090       13,729
   Shareholders' equity                                 486,336       412,745       361,588       295,742      221,733

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

         During 2000 oil and gas prices rose to a level that stimulated oil and gas drilling activity resulting in improved utilization and higher dayrates for the drilling industry, especially in the U.S. Gulf of Mexico. The Company operates most of its jack-up rigs in this market and benefited significantly from these developments through increased utilization and higher dayrates. The Company's U.S. Gulf of Mexico fleet for 2000 averaged 98% utilization compared to 83% in 1999. Average dayrates increased approximately $5,000 per day per quarter for the year, increasing from an average of $13,495 per day for the fourth quarter of 1999 to a $33,773 per day average for the fourth quarter of 2000. If these improved market conditions are sustained and rig utilization remains high, the Company believes dayrates will continue to increase. In late 1997 and 1998 as oil and gas prices declined, oil and gas companies made significant cut-backs in their programs. This reduced rig utilization industry wide, including the U.S. Gulf of Mexico, sharply reduced dayrates, and also shortened the average length of drilling contracts primarily to a well-by-well basis.

         The following table sets forth industry wide working rig utilization rates according to Offshore Data Services:

                                                                                    ANNUAL AVERAGE
                                                     AS OF         -------------------------------------------------
                                               FEBRUARY 21, 2001        2000            1999             1998
                                              -------------------- --------------- ---------------- ----------------
     Gulf of Mexico jack-up rigs                      89%               85%              67%              81%
     Worldwide jack-up rigs                           80%               76%              66%              83%
     Gulf of  Mexico semi-submersible rigs            73%               62%              62%              78%
     Worldwide semi-submersible rigs                  66%               67%              64%              78%

         As of February 21, 2001, fourteen of the Company's 16 jack-up rigs were working in the Gulf of Mexico under short-term contracts that expire during the first or second quarter of 2001, one international jack-up rig is under contract until the fourth quarter of 2001, and the remaining international rig, configured as an accommodation unit, is currently idle. The Company's two semi-submersible rigs, the MARINE 500 and MARINE 700 are currently operating under contracts that expire in December 2001 and August 2004, respectively.

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

         The changes in operating income (loss) are more directly affected by revenue factors than expense factors since changes in dayrates directly impact revenues but not expenses. Utilization rate changes have a significant impact on revenues, but in the short-term do not impact expenses. Over a long period, significant changes in utilization may cause the Company to adjust the level of its actively marketed rig fleet and labor force to match anticipated levels of demand, thus changing the level of operating expenses. General and administrative expenses do not vary significantly unless the Company materially expands its asset base. Depreciation, which is affected by the Company's level of capital expenditures and depreciation practices, is another major determinant of operating income, and is not affected by changes in dayrates or utilization.

         The following table sets forth the average rig utilization rates, operating days, average dayrates, revenues and operating expenses of the Company by operating segments for the periods indicated:

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------
                                                            2000                    1999                    1998
                                                      -----------------       -----------------       -----------------
                                                                 (dollars in thousands except per day data)
JACK-UPS:
     Operating days                                             4,877                   3,712                   4,732
     Utilization(1)                                               87%                     69%                     93%
     Average revenue per day                              $    30,389             $    18,429             $    40,719
     Revenues                                                 148,209                  68,427                 192,667
     Contract drilling expense(2)                              87,755                  62,777                  81,030
     Depreciation                                              17,477                  15,606                  13,923
     Operating income (loss)                                   42,977                  (9,956)                 97,714
SEMI-SUBMERSIBLES:
     Operating days                                               732                     328                     460
     Utilization(1)                                              100%                     62%                     90%
     Average revenue per day                              $   158,226             $   143,229             $    76,864
     Revenue                                                  115,822                  46,979                  35,348
     Contract drilling expense(2)                              29,968                  14,814                  21,136
     Depreciation                                              23,795                  10,718                   3,272
     Operating income                                          62,059                  21,447                  10,940
TOTAL COMPANY:
     Operating days                                             5,609                   4,040                   5,192
     Utilization(1)                                               88%                     69%                     92%
     Average revenue per day                              $    47,073             $    28,566             $    43,917
     Revenues                                                 264,031                 115,406                 228,015
     Contract drilling expense(2)                             117,723                  77,591                 102,166
     Depreciation and amortization                             44,315                  29,569                  20,191
     General and administrative expense                        15,032                  12,575                  12,287
     Operating income (loss)                                   86,961                  (4,329)                 93,371

----------

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading.

(2) Excludes depreciation and amortization and general and administrative expenses.

Years Ended December 31, 2000 and 1999

         Revenues. The Company's drilling revenues increased $148,625,000 or 129% during the year ended December 31, 2000 as compared to 1999. Average daily revenue and rig utilization increased to $47,073 and 88% for the year ended December 31, 2000 as compared to $28,566 and 69% for 1999. The higher average daily revenue and increased utilization were due to the MARINE 500 and MARINE 700 semi-submersible rigs that began operating in the third quarter of 1999, coupled with improved market conditions in the Gulf of Mexico jack-up market.

         Contract Drilling Expense. Contract drilling expenses in 2000 increased $40,132,000 or 52% compared to 1999. The increase was primarily a result of a full year of operations from the MARINE 500 and MARINE 700, both of which began operating in the third quarter of 1999, and higher utilization in the Gulf of Mexico jack-up market. Additionally, the MARINE 202 which was acquired in January 2000, began working in the Gulf of Mexico during the third quarter of 2000. The total number of operating days increased 39% from 4,040 days in 1999 to 5,609 days in 2000.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2000 increased $14,746,000 or 50% from 1999. The increase was due to depreciation associated with expenditures for the acquisition and upgrade of the MARINE 202 which was placed into service in August 2000, and a full year of depreciation in 2000 on the MARINE 500 and MARINE 700, both of which were placed into service in the third quarter of 1999.

         General and Administrative Expense. General and administrative expenses for the year ended December 31, 2000, compared to 1999, increased $2,457,000 or 20% primarily due to bonus expense in 2000 of $2,375,000 compared to no bonus expense in 1999. The Company's bonus plan provides for no bonuses to be paid in a year in which the Company does not generate net income as was the case in 1999.

         Interest Expense. Interest expense in 2000 was $11,469,000 compared to $6,184,000 for 1999. The increase was primarily the result of increased outstanding balances under the Credit Facility during 2000 as compared to 1999, coupled with capitalized interest associated with construction of the MARINE 500 and MARINE 700 in 1999 of $3,600,000.

         Interest Income. Interest income decreased $373,000 or 42% for 2000 from $886,000 in 1999. The decrease was related primarily to decreased cash balances.

         Income Taxes. Income tax expense increased in 2000 as compared to 1999, primarily due to an increase in the Company's pretax income. The Company's effective tax rate of 38% for 2000 is more than, and the effective tax benefit rate of 28% for 1999 was less than, the U.S. federal statutory rate of 35% because of foreign tax payments for which the Company did not receive U.S. federal tax benefit.

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

         Contract Drilling Expense. Contract drilling expenses in 1999 decreased $24,575,000 or 24% compared to 1998. The decrease was primarily a result of lower labor costs and repairs and maintenance expense, due to lower utilization rates and less operating activity in 1999 compared to 1998. The number of operating days decreased 22% from 5,192 days in 1998 to 4,040 days in 1999.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 1999 increased $9,378,000 or 46% compared to 1998. The increase was due to depreciation associated with expenditures for (i) the acquisition of the MARINE 306 in December 1998, (ii) the upgrade of the MARINE 500 which was out of service October 13, 1998 to July 5, 1999 and (iii) the construction of the MARINE 700, which was placed in service in early August 1999.

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

         Interest Expense. Interest expense in 1999 was $6,184,000 compared to $481,000 for 1998. The increase was primarily the result of increased borrowings under the Credit Facility, coupled with capitalized interest associated with construction of the MARINE 500 and MARINE 700.

         Interest Income. Interest income decreased $797,000 or 47% for 1999 from $1,683,000 in 1998. The decrease was related primarily to decreased cash balances as a result of expenditures related to the Company's two major construction and upgrade projects.

         Income Taxes. Income tax expense decreased in 1999 as compared to 1998, primarily due to a decrease in the Company's pretax income. The Company's effective tax benefit rate of 28% for 1999 is less and the effective tax rate of 36% for 1999 is more than the U.S. federal statutory rate of 35% because of foreign tax payments for which the Company did not receive U.S. federal tax benefit.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At December 31, 2000, the Company had working capital of $30,992,000 as compared to working capital of $30,816,000 at December 31, 1999.

         Net cash provided by operating activities for the year ended December 31, 2000 increased by $106,873,000 to $119,193,000 compared to $12,320,000 for the same period in the prior year. The increase is primarily attributable to the increased dayrates and rig operating activity coupled with the collection of a $19,297,000 income tax refund. Cash used in investing activities decreased $168,928,000 during 2000 to $36,169,000 from $205,097,000 in 1999 due primarily to capital expenditures related to the completion of the MARINE 700 and upgrade of the MARINE 500 in 1999 partially offset by the acquisition and upgrade of the MARINE 202 in January 2000. Net cash used in financing activities during 2000 consisted primarily of $107,000,000 in debt repayments, partially offset by $18,461,000 in net proceeds from the sale of 1,000,000 shares of common stock in January 2000. The proceeds of the stock offering were used to purchase, upgrade and mobilize the MARINE 202.

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing of up to $200,000,000 to be used for rig acquisitions and upgrades, as well as for general corporate purposes. The Credit Facility is a five-year revolving credit facility and is secured by substantially all of the Company's assets, including a majority of its rig fleet. The Company and its subsidiaries are required to comply with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. As of December 31, 2000, $75,000,000 was outstanding under the Credit Facility. Subsequent to year-end, the Company has made $27,000,000 in principal payments, reducing the outstanding debt balance under the Credit Facility to $48,000,000 as of February 21, 2001.

         On September 21, 1999, the Company amended the Credit Facility. The significant elements of the amendment include (i) an increase in the maximum permitted ratio of debt to EBITDA to 4 to 1 compared to the original 3 to 1,
(ii) a modification to the definition of EBITDA to give pro forma effect to certain newly acquired assets or long-term contracts, and (iii) a change to the definition of working capital to include any available commitments under the Credit Facility for purposes of satisfying the positive working capital requirement. Also, the margin over LIBOR that the Company pays under the Credit Facility was increased from a range of 75 to 125 basis points to 100 to 250 basis points. As of December 31, 2000, the Company was in compliance with the covenants of its amended Credit Facility.

         During 1997, the improvement in the offshore drilling market allowed the Company to place several of its offshore drilling rigs under long-term contracts. The only remaining long-term contract is on the MARINE 700, which will generate contract revenues in excess of $168,000,000 over the remaining life of the contract. The amount assumes no change in rates for the MARINE 700.

         Capital Resources. During the year ended December 31, 2000 the Company expended $37,914,000 in capital expenditures consisting primarily of disbursements for (i) the acquisition, upgrade and mobilization of the MARINE 202, (ii) the upgrade of the MARINE 305, and to a lesser extent (iii) the purchase of other rig machinery. Capital expenditures for the year 2001 are expected to be approximately $20 to $25 million, which includes adding top drive drilling systems to the MARINE 3, 4, 17 and 18.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting for and disclosure of derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning January 1, 2001 and does not expect SFAS No. 133 to have a material effect on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         This Form 10-K, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) the inability of the Company to obtain insurance at reasonable rates; (iv) a decrease in the demand for offshore drilling rigs, especially in the U.S. Gulf of Mexico; (v) the risks attendant with operations in foreign countries, including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vi) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (vii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (viii) the continuation of market and other conditions similar to those in which the Company incurred net losses for the six months ended June 30, 1999; (ix) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (x) the re-negotiation or cancellation of the long-term contract, whether as a result of rig performance or because of some other reason; (xi) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiii) adverse uninsured litigation results; (xiv) adverse tax consequences with respect to operations; and (xv) adequacy of the Company's cash resources in the future. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Credit Facility. Interest on borrowings under the Credit Facility is at either LIBOR plus a pre-agreed upon percentage point spread or the prime interest rate. The Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months, with longer periods requiring bank approval. The margin on these borrowings can range from 1.0% to 2.5% determined pursuant to a debt to EBITDA calculation. As of December 31, 2000, the margin for all borrowings was 1.25% and the Company had $75 million outstanding under its Credit Facility. On the remaining $75 million balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.75 million on an annual basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:

         We have audited the consolidated balance sheets of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                       KPMG LLP

Houston, Texas
January 23, 2001

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       2000            1999
                                                                   ------------    ------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                       $      4,190    $      4,664
   Accounts receivable - trade and other, net                            49,771          29,332
   Income tax receivable                                                  1,041          18,904
   Prepaid expenses and other                                             1,826           2,091
   Inventory                                                                510             402
                                                                   ------------    ------------

       Total current assets                                              57,338          55,393

Property and equipment                                                  741,795         705,351
   Less accumulated depreciation                                        140,553          97,511
                                                                   ------------    ------------

       Property and equipment, net                                      601,242         607,840
Other                                                                     2,125           2,909
                                                                   ------------    ------------

                                                                   $    660,705    $    666,142
                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                $      7,396    $     13,919
   Accrued expenses                                                      17,568           9,998
   Income tax payable                                                       947              --
   Employer's liability claims, current                                     435             660
                                                                   ------------    ------------

       Total current liabilities                                         26,346          24,577

Long-term debt                                                           75,000         180,000

Other non-current liabilities                                             1,275           4,406

Deferred income taxes                                                    71,748          44,414

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 58,561,785 and 57,199,489 shares,
     as of December 31, 2000 and December 31, 1999, respectively            586             572
   Common stock restricted                                                 (538)         (1,073)
   Additional paid-in capital                                           288,096         263,319
   Retained earnings from January 1, 1993                               198,192         149,927
                                                                   ------------    ------------

       Total shareholders' equity                                       486,336         412,745
                                                                   ------------    ------------

Commitments and contingencies                                                --              --
                                                                   ------------    ------------

                                                                   $    660,705    $    666,142
                                                                   ============    ============



                 See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------------
                                        2000          1999          1998
                                     ----------    ----------    ----------
Revenues                             $  264,031    $  115,406    $  228,015

Costs and Expenses:
     Contract drilling                  117,723        77,591       102,166
     Depreciation and amortization       44,315        29,569        20,191
     General and administrative          15,032        12,575        12,287
                                     ----------    ----------    ----------
                                        177,070       119,735       134,644
                                     ----------    ----------    ----------
       Operating income (loss)           86,961        (4,329)       93,371
                                     ----------    ----------    ----------

Other Income (expense):
     Interest expense                   (11,469)       (6,184)         (481)
     Interest income                        513           886         1,683
     Other income                         1,847         1,145           968
                                     ----------    ----------    ----------
                                         (9,109)       (4,153)        2,170
                                     ----------    ----------    ----------

Income (loss) before income taxes        77,852        (8,482)       95,541

Income tax expense (benefit)             29,587        (2,352)       34,720
                                     ----------    ----------    ----------

Net income (loss)                    $   48,265    $   (6,130)   $   60,821
                                     ==========    ==========    ==========

Earnings (loss) per share:
     Basic                           $     0.83    $    (0.11)   $     1.16
     Diluted                         $     0.81    $    (0.11)   $     1.15

Average common shares:
     Basic                               58,404        55,275        52,217
     Diluted                             59,246        55,275        52,726



                 See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               COMMON STOCK             ADDITIONAL
                                                        ----------------------------     PAID-IN        RESTRICTED       RETAINED
                                                           SHARES          AMOUNT        CAPITAL          STOCK          EARNINGS
                                                        ------------    ------------   ------------    ------------    ------------
Balances at December 31, 1997                             51,890,444             519        201,236          (1,249)         95,236

   Net income                                                     --              --             --              --          60,821
   Issuance of restricted common stock                        76,900               1          1,176          (1,177)             --
   Accrual of compensation expense                                --              --             --             659              --
   Forfeitures of restricted common stock                    (10,000)             --           (171)            171              --
   Common stock options exercised                            272,675               3            748              --              --
   Issuance of common stock for 401(k) plan                  130,890               1          1,670              --              --
   Tax benefits related to common stock
     issued pursuant to long term incentive plan                  --              --          1,892              --              --
   Issuance of stock for Non-Employee Directors' Plan          4,628              --             62              --              --
   Other                                                          --              --            (10)             --              --
                                                        ------------    ------------   ------------    ------------    ------------
Balances at December 31, 1998                             52,365,537             524        206,603          (1,596)        156,057

   Net loss                                                       --              --             --              --          (6,130)
   Issuance of stock for stock offering                    4,600,000              46         54,371              --              --
   Issuance of restricted common stock                        15,350              --            215            (215)             --
   Accrual of compensation expense                                --              --             --             643              --
   Forfeitures of restricted common stock                     (7,850)             --            (95)             95              --
   Common stock options exercised                             76,733               1            447              --              --
   Issuance of common stock for 401(k) plan                  145,321               1          1,564              --              --
   Tax benefits related to common stock
     issued pursuant to long term incentive plan                  --              --            152              --              --
   Issuance of stock for Non-Employee Directors' Plan          4,398              --             62              --              --
                                                        ------------    ------------   ------------    ------------    ------------
Balances at December 31, 1999                             57,199,489    $        572   $    263,319    $     (1,073)   $    149,927

   Net income                                                     --              --             --              --          48,265
   Issuance of stock for stock offering                    1,000,000              10         18,451              --              --
   Issuance of restricted common stock                         5,000              --            137            (137)             --
   Accrual of compensation expense                                --              --             --             636              --
   Forfeitures of restricted common stock                     (2,375)             --            (36)             36              --
   Common stock options exercised                            310,762               4          3,037              --              --
   Issuance of common stock for 401(k) plan                   61,508              --          1,486              --              --
   Tax benefits related to common stock
     issued pursuant to long term incentive plan                  --              --          1,971              --              --
   Issuance of stock for Non-Employee Directors' Plan          2,790              --             72              --              --
   Other                                                     (15,389)             --           (341)             --              --
                                                        ------------    ------------   ------------    ------------    ------------
Balances at December 31, 2000                             58,561,785    $        586   $    288,096    $       (538)   $    198,192
                                                        ============    ============   ============    ============    ============


                 See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------
                                                                                    2000          1999          1998
                                                                                 ----------    ----------    ----------
Cash Flows From Operating Activities:
  Net income (loss)                                                              $   48,265    $   (6,130)   $   60,821

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Deferred income taxes                                                           27,334        15,285        11,038
     Tax benefits related to common stock issued pursuant to
       long-term incentive plan                                                       1,971           152         1,892
     Depreciation and amortization                                                   44,315        29,569        20,191
     Gain on disposition of equipment                                                (1,548)         (683)         (884)
     Accrual of compensation expense, net                                               636           772           817
     Issuance of common stock to the employee
       retirement plan and the Non-Employee Directors' Plan                           1,558         1,627         1,733
     (Increase) decrease in receivables                                             (20,439)       (6,156)       23,504
     (Increase) in income tax receivable                                             17,863       (18,904)           --
     Decrease in prepaid expenses, other and inventory                                  157         1,376         1,179
     Increase (decrease) in payables, accrued
       expenses and employer's liability claims                                      (1,362)       (5,985)       16,317
     Other                                                                              443         1,397        (3,500)
                                                                                 ----------    ----------    ----------
         Net cash provided by operating activities                                  119,193        12,320       133,108
                                                                                 ----------    ----------    ----------
Cash Flows From Investing Activities:
  Purchase of equipment                                                             (37,914)     (205,897)     (190,896)
  Acquisition of company, net of cash acquired                                           --            --        (2,519)
  Proceeds from disposition of equipment                                              1,745           800         1,523
                                                                                 ----------    ----------    ----------
         Net cash used in investing activities                                      (36,169)     (205,097)     (191,892)
                                                                                 ----------    ----------    ----------
Cash Flows From Financing Activities:
  Proceeds from long-term debt                                                        2,000       130,000        50,000
  Payments on long-term debt                                                       (107,000)           --            --
  Net proceeds from sale of common stock                                             18,461        54,417            --
  Proceeds from exercise of stock options                                             3,041           448           751
  Issuance cost of sale of common stock                                                  --            --           (10)
                                                                                 ----------    ----------    ----------
         Net cash provided by (used in) financing activities                        (83,498)      184,865        50,741
                                                                                 ----------    ----------    ----------
         Net decrease in cash and cash equivalents                                     (474)       (7,912)       (8,043)

Cash and cash equivalents at beginning of period                                      4,664        12,576        20,619
                                                                                 ----------    ----------    ----------
Cash and cash equivalents at end of period                                       $    4,190    $    4,664    $   12,576
                                                                                 ==========    ==========    ==========


                See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            2000          1999          1998
                                                                         ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                          $   12,043    $    8,472    $      553
       Income taxes                                                             671         5,347        21,345

    Noncash investing and financing activities:
       Issuance of 5,000, 15,350 and 76,900 shares in 2000, 1999
           and 1998 respectively, of restricted common stock             $      137    $      215    $    1,177
       Forfeitures of 2,375, 7,850 and 10,000 shares in 2000, 1999
           and 1998 respectively, of restricted common stock                    (36)          (95)         (171)

    Business acquisition, net of cash acquired:
       Minority interest                                                 $       --    $       --    $   (2,519)
                                                                         ----------    ----------    ----------
           Net cash used for acquisition                                 $       --    $       --    $   (2,519)
                                                                         ==========    ==========    ==========


                 See notes to consolidated financial statements.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

         Property and Equipment -- Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures. Depreciation is provided on the straight-line method over the estimated remaining useful lives of the assets as shown below:

                                                                                                           Years
                                                                                                          --------
         Jack-up rigs (new).....................................................................          20 to 25
         Jack-up rigs (used/refurbished)........................................................          5 to 15
         Semi-submersible rigs (new)............................................................             25
         Semi-submersible rigs (used)...........................................................          10 to 15
         Drill pipe.............................................................................             4
         Other equipment........................................................................          3 to 12

         Major renewals and improvements are capitalized and depreciated over the respective asset's useful life. Expenditures for normal maintenance and repairs are charged to expense as incurred. Maintenance and repairs amounted to $17,071,000, $10,307,000 and $12,345,000 in 2000, 1999 and 1998, respectively.
When property or equipment is retired, the related assets and accumulated depreciation are removed from the accounts and a gain or loss is reflected in other income (expense). The Company continues to depreciate idle drilling equipment using the same rates as while operating. The Company capitalizes interest expense related to certain capital expenditure projects. There was no capitalized interest for year ended 2000 and capitalized interest was approximately $3,610,000 and $193,000 for years ended 1999 and 1998, respectively.

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

         Deferred Financing Costs -- Deferred financing costs are amortized over the life of the related debt. Deferred financing costs, net of accumulated amortization, were $1,025,000, $1,422,000 and $1,472,000 at December 31, 2000,
1999 and 1998, respectively.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Income Taxes -- Deferred tax assets and liabilities are recorded to reflect the future tax consequences of differences between the financial statement and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Revenue Recognition -- Drilling revenues are recorded pursuant to day rate contracts, under which the Company receives a fixed amount per day for providing drilling services with its rigs. Revenues are recognized as earned. In connection with drilling contracts, the Company may receive lump sum fees for mobilization of equipment and personnel or for capital improvements to rigs. Significant mobilization and reimbursements are deferred and amortized over the term of the drilling contract. As of December 31, 2000 and 1999, there was $2,400,000 and $4,800,000 of unamortized mobilization revenue, respectively.

         Rig Mobilization Costs -- When significant costs are incurred in connection with mobilizing a drilling rig for a new contract, the Company defers and amortizes such costs over the term of the applicable drilling contract. There was $426,000 of unamortized mobilization costs as of December 31, 2000. There was no unamortized mobilization costs as of December 31, 1999. Mobilization costs incurred in connection with rig purchases are capitalized as part of the purchase price and are depreciated over the life of the rig.

         Stock-Based Compensation -- The Company accounts for employee and non-employee director stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock.

         Cash and Cash Equivalents -- The Company generally considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999 none of the Company's cash on hand was restricted. As of December 31, 2000 there were no letters of credit outstanding. There was $791,000 of outstanding letters of credit as of December 31, 1999.

         Capital Structure -- The Company has one class of common stock, par value $0.01. The stock is traded on the NYSE Stock Market under the symbol MRL. There are 200,000,000 authorized shares of which 58,561,785 were issued and outstanding as of December 31, 2000. Each share of common stock is allowed one voting right.

         Earnings Per Share -- Basic earnings per share, represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc). Diluted earnings per share is determined based on the assumption that common stock equivalents have been converted using the average price for the period. Common stock equivalents with a weighted average of 842,000 and 509,000 are reflected in the calculation of diluted earnings per share for the years ended December 31, 2000 and 1998, respectively. For the year ended December 31, 2000, there were 250,000 stock options outstanding that were not included in the computation of diluted earnings per share. There were 2,693,000 stock options outstanding for the year ended December 31, 1999, which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. For the year ended December 31, 1998, there were 849,000 stock options outstanding that were not included in the computation of diluted earnings per share. No adjustment to net income was made in calculating diluted earnings per share for the years ended December 31, 2000, 1999 and 1998.

         Concentrations of Credit Risk -- The market for the Company's services and products is the offshore oil and gas industry, and the Company's customers consist primarily of independent and major oil and gas companies. The Company performs ongoing credit evaluations of its customers and obtains collateral security as deemed prudent. The Company has established an adequate allowance for bad debts, and such losses have historically been within management's expectations. At December 31, 2000, 1999 and 1998, the Company had a majority of its cash deposits in one bank. In addition, the Company had mutual funds and commercial paper with a variety of companies and financial institutions with strong credit ratings, and such securities are held until maturity. The Company believes that credit and market risk in such instruments is minimal.

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

(2)      ACCOUNTS RECEIVABLE -- TRADE AND OTHER, NET

         Accounts receivables are summarized as follows (in thousands):

                                                 DECEMBER 31,
                                           -----------------------
                                              2000         1999
                                           ----------   ----------
Trade receivables ......................   $   49,221   $   28,809
Other receivables ......................          550          523
                                           ----------   ----------

                                           $   49,771   $   29,332
                                           ==========   ==========

(3)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at historical cost or the cost assigned to the assets at December 31, 1992 in connection with the adoption of quasi-reorganization accounting procedures, and are summarized as follows (in thousands):

                                                 DECEMBER 31,
                                           -----------------------
                                              2000         1999
                                           ----------   ----------
Drilling rigs ..........................   $  719,488   $  682,985
Drill pipe .............................        8,387        8,505
Other equipment ........................       13,016       12,368
Construction in progress ...............          904        1,493
                                           ----------   ----------

                                           $  741,795   $  705,351
                                           ==========   ==========

         Depreciation expense was $44,315,000, $29,569,000 and $19,984,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(4)      ACCRUED EXPENSES

         Accrued expenses are summarized as follows (in thousands):

                                                 DECEMBER 31,
                                           -----------------------
                                              2000         1999
                                           ----------   ----------
Construction in progress ...............   $      778   $    1,214
Accrued payroll and related taxes ......        8,187        1,919
Accrued health benefit plan claims .....        1,274          788
Accrued interest .......................          125        1,096
Foreign tax liability ..................          154          318
Deferred revenue .......................        3,488        2,400
Other accrued expenses .................        3,562        2,263
                                           ----------   ----------

                                           $   17,568   $    9,998
                                           ==========   ==========

(5)      LONG-TERM DEBT

         On August 12, 1998, the Company entered into a credit agreement (the "Credit Facility") with a consortium of domestic and international banks providing financing of up to $200 million to be used for rig acquisitions and upgrades as well as for general corporate purposes. The Credit Facility is a five-year revolver and is secured by substantially all of the Company's assets, including a majority of its rig fleet. The Company and its subsidiaries are required to comply

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


with various covenants and restrictions, including, but not limited to, the maintenance of financial ratios and the restriction on payments of dividends. Interest accrues at a rate of (i) London Interbank Offered Rate ("LIBOR") plus a margin determined pursuant to a debt to EBITDA calculation or (ii) prime if a Base Rate Loan. As of December 31, 2000, $75 million was outstanding under the Credit Facility. Subsequent to year-end, the Company has made $27 million in principal payments, reducing the outstanding debt balance under the Credit Facility to $48 million as of February 21, 2001.

         On September 21, 1999, the Company amended the Credit Facility. The significant elements of the amendment include (i) an increase in the maximum permitted ratio of debt to EBITDA to 4 to 1 compared to the original 3 to 1,
(ii) a modification to the definition of EBITDA to give pro forma effect to certain newly acquired assets or long-term contracts, and (iii) a change to the definition of working capital to include any available commitments under the Credit Facility for purposes of satisfying the positive working capital requirement. Also, the margin over LIBOR that the Company pays under the Credit Facility was increased from a range of 75 to 125 basis points to 100 to 250 basis points. As of December 31, 2000, the Company was in compliance with the covenants of its amended Credit Facility.

         During 2000, the Company incurred $11.5 million of interest expense, including amortization of deferred financing costs related to the Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. Accordingly, no interest was capitalized during the year ended December 31, 2000 and $3.6 million and $0.2 million of interest expense was capitalized during the years ended December 31, 1999 and 1998 respectively.

(6)      INCOME TAXES

         Income taxes consist of the following (in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  2000          1999          1998
                                                               ----------    ----------    ----------
Current:
      U.S. federal .........................................   $   (1,457)   $  (18,577)   $   17,876
      State ................................................           --           153            48
      Foreign ..............................................        1,716           612         3,866
                                                               ----------    ----------    ----------
                                                                      259       (17,812)       21,790
                                                               ----------    ----------    ----------
Other:
      U.S. federal - deferred ..............................       27,334        15,285        11,038
      Tax benefits related to common stock issued
          pursuant to long-term incentive plan and other ...        1,994           175         1,892
                                                               ----------    ----------    ----------

                                                                   29,328        15,460        12,930
                                                               ----------    ----------    ----------
Total tax expense (benefit) ................................   $   29,587    $   (2,352)   $   34,720
                                                               ==========    ==========    ==========

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

         For the years ended December 31, 2000, 1999 and 1998, the effective tax rates for financial reporting purposes were 38%, 28%, and 36%, respectively. The effective tax rate in 2000 and 1998 was higher than the U.S. federal

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


statutory rate of 35% and the effective tax benefit rate of 28% in 1999 was less than the statutory rate due to the effects of foreign tax payments for which the Company did not receive U.S. federal tax benefits in 2000, 1999 and 1998.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

                                                                                    DECEMBER 31,
                                                                              ------------------------
                                                                                 2000          1999
                                                                              ----------    ----------
         Deferred tax assets:
              Net operating loss carryforwards ............................   $   15,282    $    3,775
              Alternative minimum tax carryforward ........................        3,721         3,059
              Investment tax, general business and foreign tax
                  credit carryforwards ....................................        1,314         1,972
              Deferred revenue ............................................          840         1,680
              Employer's liability claims .................................          596           781
              Deferred compensation .......................................           90           134
              Other .......................................................          126            14
                                                                              ----------    ----------

              Total gross deferred tax assets .............................       21,969        11,415
              Less valuation allowance ....................................       (3,775)       (4,066)
                                                                              ----------    ----------

              Net deferred tax assets .....................................       18,194         7,349
                                                                              ----------    ----------
         Deferred tax liabilities:
              Property and equipment, principally due to differences
                  in depreciation .........................................       89,903        51,564
              Other .......................................................           39           199
                                                                              ----------    ----------

              Total gross deferred tax liabilities ........................       89,942        51,763
                                                                              ----------    ----------
         Net deferred tax liability .......................................   $   71,748    $   44,414
                                                                              ==========    ==========

         The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $3,775,000 and $4,066,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible and the Section 382 limitation as discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000.

         At December 31, 2000, the Company had the following carryforwards for federal income tax purposes (in thousands):

                     CARRYFORWARD                            AMOUNT          EXPIRE IN YEARS
                     ------------                            ------          ---------------
                  Net operating loss                        $43,663             2006-2020
                  Foreign tax credit                          1,314             2002-2003

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

         Restricted Common Stock. During 2000, 1999 and 1998, the Company issued restricted stock grants consisting of 5,000, 15,350 and 76,900 shares, respectively, of common stock. These restrictions generally lapse over four-year periods and the values of the grants are based on the respective closing prices on the day preceding each grant and are recognized as compensation expense over the periods during which the restrictions lapse. Compensation expense related to the issuance of restricted common stock for the years ended December 31, 2000, 1999 and 1998 was $636,000, $606,000 and $648,000, respectively. During 2000,
1999 and 1998, 2,375, 7,850 and 10,000 shares, respectively, of restricted common stock were forfeited.

         Common Stock Options. The exercise price of each option equals the market price of the Company's stock on the date of grant. An option's maximum term is ten years. The vesting periods range from immediately to four years and is determined at the issuance of each grant. The following table summarizes stock option transactions pursuant to the 1992 Plan:

                                                    2000                   1999                    1998
                                           ---------------------  ----------------------  -----------------------
                                                       WEIGHTED                WEIGHTED                WEIGHTED
                                                        AVERAGE                 AVERAGE                 AVERAGE
                                                       EXERCISE                EXERCISE                EXERCISE
               FIXED OPTIONS                 SHARES      PRICE      SHARES       PRICE      SHARES       PRICE
   ------------------------------------    ----------  ---------  ----------   ---------  ----------   ----------
     Outstanding at beginning of year       2,605,800   $  11.53   1,777,538    $  12.64   1,299,547     $  7.80
     Granted                                  678,700      22.11     983,775        9.40     831,500       17.63
     Exercised                               (295,762)      9.93     (76,733)       5.83    (245,175)       2.56
     Forfeited                               (111,900)     12.73     (78,780)      15.27    (108,334)      15.74
                                           ----------   --------  ----------    --------  ----------     -------
     Outstanding at end of year             2,876,838   $  14.15   2,605,800    $  11.53   1,777,538     $ 12.64
                                           ==========   ========  ==========    ========  ==========     =======

     Options exercisable at year-end        1,300,057              1,058,900                 662,079
     Weighted-average fair value
       of options granted during the year  $    13.03             $     5.35              $    10.94

         The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 2000:

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                        ------------------------------------------------------    -----------------------------------
                             NUMBER         WEIGHTED-AVG.                             NUMBER
                          OUTSTANDING         REMAINING        WEIGHTED-AVG.       EXERCISABLE         WEIGHTED-AVG.
     EXERCISE PRICES      AT 12/31/00      CONTRACTUAL LIFE    EXERCISE PRICE      AT 12/31/00        EXERCISE PRICE
     -----------------  -----------------  -----------------  -----------------  -----------------   ----------------
     $ 1.25 to  2.50          82,625              3.5              $  2.20             82,625             $ 2.20
     $ 6.00 to  9.44       1,133,875              6.9                 7.81            711,350               8.50
     $10.00 to 18.87       1,250,338              7.9                16.74            418,582              16.09
     $22.56 to 28.66         410,000              8.6                26.17             87,500              23.42
                          ----------              ---              -------          ---------             ------
                           2,876,838              7.4              $ 14.15          1,300,057             $11.55
                           =========              ===              =======          =========             ======

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         As of December 31, 2000, the number of shares available for future stock options, SARs and restricted stock grants due to the 7% limitation discussed above was 1,371,237.

         No compensation costs were recognized as expense for 2000, 1999 and 1998 because the Company has elected to continue accounting for such transactions under APB 25.

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

The following table summarizes stock option transactions under the Director's Plan as of December 31, 2000:

                                                      2000                    1999                    1998
                                             ----------------------- ----------------------- -----------------------
                                                          WEIGHTED                WEIGHTED                WEIGHTED
                                                          AVERAGE                 AVERAGE                 AVERAGE
                                                          EXERCISE                EXERCISE                EXERCISE
                   FIXED OPTIONS               SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
       ------------------------------------  ----------- ----------- ----------- ----------- ----------- -----------
         Outstanding at beginning of year        87,500    $  15.35      72,500    $  15.31      67,500     $  6.99
         Granted                                 15,000       29.25      15,000       15.50      40,000       21.63
         Exercised                              (15,000)       6.88          --          --     (27,500)       4.51
         Forfeited                                   --          --          --          --      (7,500)      13.63
                                               --------    --------      ------    --------     -------     -------
         Outstanding at year end                 87,500    $  19.18      87,500    $  15.35      72,500     $ 15.31
                                               ========    ========      ======    ========     =======     =======

         Options exercisable at year-end         72,500                  72,500                  32,500
         Weighted-average fair value
           of options granted during the year  $  17.20                  $ 9.07                 $ 13.37

         As of December 31, 2000, the number of shares available for future stock options, SAR's and restricted stock grants under the Director's Plan was 181,024.

The following table summarizes information about fixed-price stock options outstanding and exercisable at December 31, 2000 under the Director's Plan.

                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      --------------------------------------------------------   ------------------------------------
                            NUMBER         WEIGHTED-AVG.                             NUMBER
                         OUTSTANDING         REMAINING        WEIGHTED-AVG.       EXERCISABLE         WEIGHTED-AVG.
    EXERCISE PRICES      AT 12/31/00      CONTRACTUAL LIFE    EXERCISE PRICE      AT 12/31/00        EXERCISE PRICE
    -----------------  -----------------  -----------------  -----------------  -----------------   ----------------
    $  4.00 to  9.63        12,500               4.66             $  5.13             12,500             $  5.13
    $ 15.50 to 17.88        30,000               7.69               16.31             30,000               16.31
    $ 22.88 to 29.25        45,000               8.03               25.00             30,000               22.88
                            ------               ----             -------             ------             -------
                            87,500               7.10             $ 19.18             72,500             $ 17.10
                            ======               ====             =======             ======             =======

         During 2000, 1999 and 1998, 2,790, 4,398 and 4,628 shares were issued as stock awards valued at $72,000 for year ended 2000, and $62,000 for years ended 1999 and 1998.

         EMPLOYEE 401(k) PROFIT SHARING PLAN -- The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") covering substantially all of its employees who have been employed at least three months. The Company matches employees' contributions to the 401(k) Plan on a dollar-for-dollar basis, in the form of Company common stock, up to

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6% of their eligible compensation. During 2000, 1999 and 1998, the Company made matching contributions with the Company's common stock totaling $1,647,000, $1,505,000 and $1,704,000, respectively.

         EXECUTIVE DEFERRED COMPENSATION PLAN -- The Company adopted the Executive Deferred Compensation Plan (the "Executive Plan") effective December 31, 1994. Employees who participate in the Executive Plan are selected by an Administrative Committee. Under the Executive Plan, the participating executives may elect (i) to defer up to 80% of compensation after reaching the limitations applicable to the Company's 401(k) Plan and (ii) to defer any excess contributions refunded by the 401(k) Plan. The Company matches executives' contributions to the Executive Plan on a dollar-for-dollar basis, in cash up to 5% of their eligible compensation. As of December 31, 2000 and 1999 the amount deferred under the Executive Plan was $256,000 and $434,000, respectively.

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

                                              2000         1999          1998
                                           ----------   ----------    ----------
Net income (loss):
     As reported .......................   $   48,265   $   (6,130)   $   60,821
     Pro forma .........................       44,143       (8,735)       57,677
Basic earnings (loss) per share:
     As reported .......................         0.83        (0.11)         1.16
     Pro forma .........................         0.76        (0.16)         1.10
Diluted earnings (loss) per share:
     As reported .......................         0.81        (0.11)         1.15
     Pro forma .........................         0.75        (0.16)         1.09

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                              2000          1999          1998
                                           ----------    ----------    ----------
Expected dividend yield ................           --            --            --
Expected price volatility ..............         65.3%         67.9%         70.0%
Risk-free interest rate ................          5.0%          6.2%          5.3%
Expected life of option ................      5 years       5 years       5 years

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

         An offshore worker brought a class action suit against the Company and certain of its subsidiaries, and a number of offshore drilling contractors. The suit, Bryant vs. R&B Falcon Drilling USA Inc., et al Civil Action No. G-00-488 in the United States District court for the Southern District of TX, Galveston Division, was filed in August 2000. The plaintiff, previously employed by another defendant in the action, purports to be an "offshore worker" and alleges that a number of offshore drilling contractors have acted in concert to depress wages and benefits paid to their offshore employees. Plaintiff contends that this is a violation of federal and state antitrust laws and seeks an unspecified amount of treble damages, attorney's fees and costs on behalf of himself and an alleged class of offshore workers. The Company denies the allegations and based on information presently available, does not expect the outcome of this claim to have a material adverse effect on its results of operations or financial condition.

         The Company and Esso have not been able to agree on what increases, if any, the Company will receive for year two beginning August 5, 2000 of the MARINE 700 Drilling Contract. Pursuant to the contract the parties have agreed to pursue arbitration to determine any increases in dayrate. Currently an arbitration hearing date has not been set.

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Operating Leases -- The Company rents certain equipment and other property under operating leases. Rental expense was $1,710,000, $1,507,000 and $1,722,000 in 2000, 1999 and 1998, respectively. Aggregate future minimum rental payments relating to operating leases (in thousands):

                                                 2001     2002     2003     2004     2005
                                                ------   ------   ------   ------   ------
           Office and equipment leases ......   $  743   $  614   $  541   $  543   $  330
                                                ======   ======   ======   ======   ======

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

(11)     SEGMENT AND RELATED INFORMATION

         For reporting purposes the Company defines its segments as shallow water drilling (jack-up rigs) and deepwater drilling (semi-submersibles). The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before taxes and non-recurring items. Operating income (loss) consists of revenues less the related operating costs and expenses, including depreciation and allocated operation support, excluding interest and unallocated corporate expenses. Identifiable assets by operating segment include assets directly identified with those operations.

      The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):

                                             JACK-UP          SEMI        CORPORATE &
                                           OPERATIONS      OPERATIONS        OTHER            TOTAL
                                           ----------      ----------     -----------         -----
2000
    Revenues                              $   148,209     $   115,822     $        --      $   264,031
    Operating Income (Loss)                    42,977          62,059         (18,075)          86,961
    Identifiable Assets                       184,184         461,627          14,894          660,705
    Capital Expenditures                       31,791           4,123           2,000           37,914
    Depreciation & Amortization                17,477          23,795           3,043           44,315

1999
    Revenues                              $    68,427     $    46,979     $        --      $   115,406
    Operating Income (Loss)                    (9,956)         21,447         (15,820)          (4,329)
    Identifiable Assets                       148,659         481,116          36,367          666,142
    Capital Expenditures                        4,833         199,207           1,857          205,897
    Depreciation & Amortization                15,606          10,718           3,245           29,569

1998
    Revenues                              $   192,667     $    35,348     $        --      $   228,015
    Operating Income (Loss)                    97,714          10,940         (15,283)          93,371
    Identifiable Assets                       166,622         280,684          28,378          475,684
    Capital Expenditures                       27,368         158,267           5,261          190,896
    Depreciation & Amortization                13,923           3,272           2,996           20,191

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                         2000         1999         1998
                      ----------   ----------   ----------
Revenues:
     United States    $  191,276   $   83,176   $  161,974
     India                    --           --        4,585
     Southeast Asia        8,688       11,369       61,456
     Australia            59,022       15,956           --
     Other Foreign         5,045        4,905           --

Long-Lived Assets:
     United States       382,177      363,843      264,550
     India                    --           --           --
     Southeast Asia       42,481      170,389      131,959
     Australia           158,198           --           --
     Other Foreign        18,386       73,608       35,120

         The Company attributes revenues and long-lived assets to geographic area based on the location of their drilling units.

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the years 2000, 1999 and 1998, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):

                                              2000                       1999                       1998
                                    ------------------------   ------------------------   ------------------------
                                                  % OF TOTAL                 % OF TOTAL                 % OF TOTAL
                                     REVENUE       REVENUE      REVENUE       REVENUE      REVENUE       REVENUE
                                    ----------    ----------   ----------    ----------   ----------    ----------
Applied Drilling Technology, Inc.
- Jack-up Operations                $   60,364           23%   $   25,719           22%   $   54,381           24%
Chevron Australia Pty., Ltd
- Semi Operations                       63,286           24%       19,083           17%           --           --
Esso Exploration, Inc.
- Semi Operations                       52,536           20%       18,626           16%           --           --

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(12)     UNAUDITED QUARTERLY FINANCIAL DATA

         A summary of unaudited quarterly consolidated financial information for 2000 and 1999 is as follows (in thousands, except per share data):

                                                 FIRST             SECOND            THIRD              FOURTH
             2000                               QUARTER           QUARTER           QUARTER            QUARTER
 -----------------------------                 ----------        ----------        ----------         ----------
 Revenues                                      $   52,480        $   58,962        $   72,507         $   80,082
 Operating income                                  10,605            14,938            27,510             33,908
 Income before income taxes                         7,723            12,747            25,157             32,225
 Income tax expense                                 2,945             4,834             9,559             12,249
 Net income                                         4,778             7,913            15,598             19,976
 Basic earnings per share(1)                   $     0.08        $     0.14        $     0.27         $     0.34
 Diluted earnings per share(1)                 $     0.08        $     0.13        $     0.26         $     0.34
 Basic average common shares                       58,136            58,399            58,524             58,552
 Diluted average common shares                     58,957            59,318            59,432             59,377

                                                 FIRST             SECOND            THIRD              FOURTH
                 1999                           QUARTER           QUARTER           QUARTER            QUARTER
 ------------------------------------          ----------        ----------        ----------         ----------
 Revenues                                      $   19,827        $   15,503        $   35,263         $   44,813
 Operating income (loss)                           (5,948)           (8,404)            3,526              6,497
 Income (loss) before income taxes                 (5,963)           (8,426)            2,083              3,824
 Income tax expense (benefit)                      (1,195)           (1,683)             (813)             1,339
 Net income (loss)                                 (4,768)           (6,743)            2,896              2,485
 Basic earnings (loss) per share(1)            $    (0.09)       $    (0.12)       $     0.05         $     0.04
 Diluted earnings (loss) per share(1)          $    (0.09)       $    (0.12)       $     0.05         $     0.04
 Basic average common shares                       52,402            54,313            57,133             57,180
 Diluted average common shares                     52,402            54,313            57,708             57,790

----------

   (1) Quarterly net income per common share may not total to annual results due to rounding.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The information called for by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the Registrant's Proxy Statements relating to its annual meeting of Shareholders to be held May 17, 2001, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are included in Part II, Item 8:

         (1) Consolidated Financial Statements

                                                                                                                 Page
                                                                                                                 ----
                   Independent Auditors' Report..................................................                  20

                   Consolidated Balance Sheets at December 31, 2000 and 1999.....................                  21

                   Consolidated Statements of Operations for each of the years
                       in the three-year period ended December 31, 2000..........................                  22

                   Consolidated Statements of Shareholders' Equity for each of
                       the years in the three-year period ended December 31, 2000................                  23

                   Consolidated Statements of Cash Flows for each of the years
                       in the three-year period ended December 31, 2000..........................                  24

                   Notes to Consolidated Financial Statements....................................                  26

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

++       *        10.3     Severance Agreement between Marine Drilling
                           Companies, Inc. and Kevin Robert dated January 1,
                           2001.

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

(b)      Reports on Form 8-K:

         (1) The Company filed a report under Item 7 of Form 8-K dated December 12, 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED; THEREUNTO DULY AUTHORIZED, IN THE CITY OF SUGAR LAND, STATE OF TEXAS, ON FEBRUARY 23, 2001.

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


               SIGNATURE                                        TITLE                                        DATE
       /s/ Robert L. Barbanell                          Chairman of the Board                         February 23, 2001
----------------------------------------
         Robert L. Barbanell

            /s/ Jan Rask                          President, Chief Executive Officer                  February 23, 2001
----------------------------------------                     And Director
              Jan Rask

        /s/ T. Scott O'Keefe                            Senior Vice President                         February 23, 2001
----------------------------------------               Chief Financial Officer
          T. Scott O'Keefe                          (Principal Financial Officer)

         /s/ Dale W. Wilhelm                        Vice President and Controller                     February 23, 2001
----------------------------------------            (Principal Accounting Officer)
           Dale W. Wilhelm

       /s/ Robert L. Barbanell                                 Director                               February 23, 2001
----------------------------------------
         Robert L. Barbanell

        /s/ David A. B. Brown                                  Director                               February 23, 2001
----------------------------------------
          David A. B. Brown

         /s/ Howard I. Bull                                    Director                               February 23, 2001
----------------------------------------
           Howard I. Bull

          /s/ J. C. Burton                                     Director                               February 23, 2001
----------------------------------------
            J. C. Burton

         /s/ David B. Robson                                   Director                               February 23, 2001
----------------------------------------
           David B. Robson

        /s/ Robert C. Thomas                                   Director                               February 23, 2001
----------------------------------------
          Robert C. Thomas

                                INDEX TO EXHIBITS


          EXHIBIT
          NUMBER                              DESCRIPTION
          -------                             -----------
           10.3                Severance Agreement between Marine Drilling
                               Companies, Inc. and Kevin Robert dated
                               January 1, 2001.

           21.1                Subsidiaries of the Registrant.

           23.1                Consent of KPMG LLP.