Form 10-Q
period 2001-03-31
MARINE DRILLING COMPANIES INC
filed 2001-05-10
CIK 860521

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            _______________________

                                   FORM 10-Q

     (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ______________ to ____________


                        Commission File Number: 1-14389
                        _______________________________

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

    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 7, 2001-- 58,696,282

===============================================================================

                        MARINE DRILLING COMPANIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Index to Financial Statements
            Independent Accountants' Review Report                            1

            Consolidated Balance Sheets --
            March 31, 2001 (unaudited) and December 31, 2000                  2

            Consolidated Statements of Operations (unaudited) --
            Three Months Ended March 31, 2001 and 2000                        3

            Consolidated Statements of Cash Flows (unaudited) --
            Three Months Ended March 31, 2001 and 2000                        4


            Notes to Consolidated Financial Statements (unaudited)            5


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         9

Item 3. Quantitative and Qualitative Disclosures about Market Risk           15


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    16

Item 6. Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                   17


                                       (i)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:



     We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of March 31, 2001, the related consolidated statements of operations for the three-month periods ended March 31, 2001 and 2000, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  KPMG LLP



Houston, Texas
April 26, 2001

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                  March 31,       December 31,
                                                                    2001              2000
                                                                 ----------       ------------
                                                                (Unaudited)

                                    ASSETS

Current Assets:
   Cash and cash equivalents                                     $  5,754          $  4,190
   Accounts receivable -- trade and other, net                     49,299            49,771
   Income tax receivable                                            1,284             1,041
   Prepaid expenses and other                                         537             1,826
   Inventory                                                          710               510
                                                                 --------          --------
     Total current assets                                          57,584            57,338

Property and equipment                                            744,577           741,795
   Less accumulated depreciation                                  152,181           140,553
                                                                 --------          --------
     Property and equipment, net                                  592,396           601,242
   Other                                                            1,040             2,125
                                                                 --------          --------
                                                                 $651,020          $660,705
                                                                 ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $  7,167          $  7,396
   Accrued expenses                                                12,434            17,568
   Income tax payable                                               4,432               947
   Employer's liability claims, current                               523               435
                                                                 --------          --------
     Total current liabilities                                     24,556            26,346
Long-term debt                                                     32,000            75,000
Other non-current liabilities                                       1,292             1,275
Deferred income taxes                                              80,022            71,748

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 58,691,702 and 58,561,785 shares,
     as of March 31, 2001 and December 31, 2000, respectively         587               586
   Common stock restricted                                           (427)             (538)
   Additional paid-in capital                                     290,839           288,096
   Retained earnings from January 1, 1993                         222,151           198,192
                                                                 --------          --------
     Total shareholders' equity                                   513,150           486,336
                                                                 --------          --------
Commitments and contingencies                                          --                --
                                                                 --------          --------
                                                                 $651,020          $660,705
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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                         2001            2000
                                                        -------         -------
Revenues                                                $84,874         $52,480

Costs and Expenses:
  Contract drilling                                      31,703          27,620
  Depreciation and amortization                          11,708          10,803
  General and administrative                              3,734           3,452
                                                        -------         -------
                                                         47,145          41,875
                                                        -------         -------
  Operating income                                       37,729          10,605
                                                        -------         -------
Other Income (expense):
  Interest expense                                       (1,168)         (3,433)
  Interest income                                           111             196
  Other income                                              330             355
                                                        -------         -------
                                                           (727)         (2,882)
                                                        -------         -------

Income before income taxes                               37,002           7,723

Income tax expense                                       13,043           2,945
                                                        -------         -------
Net income                                              $23,959         $ 4,778
                                                        =======         =======
Earnings per share:
  Basic                                                 $  0.41         $  0.08
  Diluted                                               $  0.40         $  0.08

Average common shares:
  Basic                                                  58,627          58,136
  Diluted                                                59,552          58,957

               See notes to consolidated financial statements and
                    accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)
                                  (Unaudited)


                                                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                         2001            2000
                                                        -------         -------
Cash Flows From Operating Activities:
  Net income                                            $23,959         $ 4,778
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Deferred income taxes                                8,274           2,583
     Tax benefits related to common stock issued
       pursuant to long-term incentive plan                 999              --
  Depreciation and amortization                          11,708          10,803
  Changes in operating assets and liabilities:
     Receivables                                            472          (6,673)
     Income tax receivable                                 (243)         18,904
     Other current assets                                 1,089           1,327
     Payables, accrued expenses and employer's
       liability claims                                  (1,773)         (5,175)
     Other                                                1,198           1,172
                                                        -------         -------
       Net cash provided by operating activities         45,683          27,719
                                                        -------         -------
Cash Flows From Investing Activities:
  Purchase of equipment                                  (2,912)        (18,150)
  Proceeds from disposition of equipment                    279             313
                                                        -------         -------
       Net cash used in investing activities             (2,633)        (17,837)
                                                        -------         -------
Cash Flows From Financing Activities:
  Payments on long-term debt                            (43,000)        (30,000)
  Proceeds from sale of common stock                         --          18,461
  Proceeds from exercise of stock options                 1,514           1,090
                                                        -------         -------
       Net cash used in financing activities            (41,486)        (10,449)
                                                        -------         -------
Net increase (decrease) in cash and cash equivalents      1,564            (567)
Cash and cash equivalents at beginning of period          4,190           4,664
                                                        -------         -------
Cash and cash equivalents at end of period              $ 5,754         $ 4,097
                                                        =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                         $ 1,157         $ 3,388
  Income taxes paid                                         547             146

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Forfeitures of 425 and 600 shares in 2001 and
   2000 respectively, of restricted common stock        $    (6)        $   (10)



               See notes to consolidated financial statements and
                    accompanying accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  INTERIM FINANCIAL INFORMATION

     The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles generally accepted in the United States of America for complete financial statements have been condensed or omitted.
In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the three months ended March 31, 2001 included herein has been subjected to a limited review by KPMG LLP, the Registrants' independent accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year.

(2)  EARNINGS PER SHARE

     The Company's basic earnings per share, which is based upon the weighted average common shares outstanding -- without the dilutive effects of common stock equivalents (options, warrants, etc.), for the quarters ended March 31, 2001 and 2000 is $0.41 and $0.08, respectively. Common stock equivalents with a weighted average of 924,661 and 820,139 is reflected in the calculation of diluted earnings per share for the quarters ended March 31, 2001 and 2000, respectively. For the quarters ended March 31, 2001 and 2000, there were 646,500 and 205,000 stock options outstanding, respectively which were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares.
No adjustment to net income was made in calculating diluted earnings per share for the quarters ended March 31, 2001 and 2000.

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

     As of March 31, 2001, $32.0 million was outstanding under the Credit Facility. Subsequent to March 31, 2001, the Company has made $15.0 million in principal payments, reducing the outstanding debt balance under the Credit Facility to $17.0 million as of May 7, 2001.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     During the quarter ended March 31, 2001, the Company incurred $1.2 million of interest expense, including amortization of deferred financing costs related to the Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. There was no capitalized interest expense for the three months ended March 31, 2001 and 2000.

(4)  COMMITMENTS AND CONTINGENCIES

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

     An offshore worker brought a class action suit against the Company and certain of its subsidiaries, and a number of offshore drilling contractors. The suit, Verdin vs. R&B Falcon Drilling USA Inc., et al Civil Action No. G-00-488 in the United States District court for the Southern District of TX, Galveston Division, was filed in August 2000. The plaintiff, previously employed by another defendant in the action, purports to be an "offshore worker" and alleges that a number of offshore drilling contractors have acted in concert to depress wages and benefits paid to their offshore employees. Plaintiff contends that this is a violation of federal and state antitrust laws and seeks an unspecified amount of treble damages, attorney's fees and costs on behalf of himself and an alleged class of offshore workers. The Company denies the allegations, however, based on information presently available, the outcome of this claim could have a material adverse effect on the results of operations in the quarter the suit is resolved.

     The Company and Esso have not been able to agree on what increases, if any, the Company will receive for year two beginning August 5, 2000 of the MARINE 700 Drilling Contract. Pursuant to the contract the parties have agreed to pursue arbitration to determine any increases in the dayrate. Currently, an arbitration hearing date has not been set.

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

(5)  SEGMENT REPORTING

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment
(in thousands):


                                                Jack-up          Semi        Corporate &
                                               Operations     Operations         Other          Total
                                               ----------     ----------     -----------      ---------
Three Months Ended:

   March 31, 2001
     Revenues                                  $ 55,840       $ 29,034        $    --         $ 84,874
     Operating Income (Loss)                     26,523         15,646         (4,440)          37,729
     Identifiable Assets                        189,260        446,313         15,447          651,020
     Capital Expenditures                         1,713            418            781            2,912
     Depreciation & Amortization                  5,035          5,967            706           11,708


   March 31, 2000
     Revenues                                  $ 24,904       $ 27,576        $    --         $ 52,480
     Operating Income (Loss)                      1,400         13,438         (4,233)          10,605
     Identifiable Assets                        165,407        479,239         14,267          658,913
     Capital Expenditures                        16,337            945            868           18,150
     Depreciation & Amortization                  4,097          5,925            781           10,803


     The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                                                                As of and for the Three
                                                                Months Ended March 31,
                                                                -----------------------
                                                                  2001           2000
                                                                --------       --------
     Revenues:
       United States                                            $ 65,735       $ 34,178
       Australia                                                  15,884         14,189
       Southeast Asia                                              3,255          3,106
       Other Foreign                                                  --          1,007


     Long-Lived Assets:
       United States                                             377,183        380,392
       Australia                                                 155,612        167,354
       Southeast Asia                                             41,778         14,239
       Other Foreign                                              17,823         53,152


                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the three months ending March 31, 2001 and 2000, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):

                                                2001                      2000
                                        ---------------------     ---------------------
                                                   % of Total                % of Total
                                        Revenue      Revenue      Revenue      Revenue
                                        -------    ----------     -------    ----------
Semi Operations:
  Chevron Australia Pty., Ltd.          $15,884         19%       $14,154         27%
  Esso Exploration, Inc.                 13,150         15%        12,096         23%

Jack-up Operations:
  Applied Drilling Technology, Inc.      15,748         19%         7,239         14%


     As is typical in the industry, the Company does business with a relatively small number of customers at any given time. The loss of any one of such customers could have a material adverse effect on the Company's profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

     Demand for the Company's offshore drilling services is primarily driven by the worldwide expenditures for oil and gas drilling which is closely linked to the underlying economics of oil and gas exploration, development and production. The economics of oil and gas business activities is impacted by current and projected oil and gas prices. Oil and gas prices are volatile and somewhat unpredictable, which results in significant fluctuations in oil and gas drilling expenditures. Many factors influence oil and gas prices, including world economic conditions, worldwide oil and gas production and the activities of the Organization of Petroleum Exporting Countries.


     The rates that the industry can charge for drilling services is a function of not only demand for services but the supply of drilling rigs available in the market to provide service. During 2000 oil and gas prices rose to a level that stimulated oil and gas drilling activity resulting in improved utilization and higher dayrates for the drilling industry, especially in the U.S. Gulf of Mexico. The Company operates most of its jack-up rigs in this market and benefited significantly from these developments through increased utilization and higher dayrates. The Company's U.S. Gulf of Mexico fleet for 2000, averaged 98% utilization compared to 83% in 1999 and average dayrates increased approximately $5,000 per quarter for 2000. These improved market conditions have continued and rig utilization remained high at 99% for the first quarter of 2001. Average dayrates for the Gulf of Mexico jack-up rigs again increased by $5,000 per day for the first quarter of 2001. The Company believes dayrates will continue to increase throughout 2001.

     The following table sets forth industry wide working rig utilization rates, according to Offshore Data Services:

                                                          Average for the Three Months
                                                                Ended March 31,
                                              As of       ----------------------------
                                           May 7, 2001         2001             2000
                                           -----------         ----             ----
Gulf of Mexico jack-up rigs                    88%             88%              82%
Gulf of Mexico semi-submersible rigs           71%             72%              51%
Worldwide jack-up rigs                         82%             80%              67%
Worldwide semi-submersible rigs                72%             69%              62%


     As of May 7, 2001, thirteen of the Company's 16 jack-up rigs were working in the Gulf of Mexico under short-term contracts that expire during the second or third quarter of 2001, one of the domestic jack-up rigs is under contract until December 31, 2001, one international jack-up rig is under contract until the fourth quarter of 2001, and the remaining international rig, configured as an accommodation unit, is currently idle. The Company has two semi-submersible rigs, the MARINE 500 and MARINE 700. The MARINE 500 is working under a contract that provides a subsidy to protect the operating margin through December 2001 and the MARINE 700 is under long-term contract until August 2004.

CONTRACTS AND CUSTOMERS

     The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first three months of 2001, the Company performed services for approximately 24 different customers. For the period ended March 31, 2001, Chevron Australia Pty., Ltd. ("CAPL") accounted for approximately 19% of the Company's revenues, Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 19% of the Company's revenues, and Esso

Exploration, Inc. ("ESSO") accounted for approximately 15% of the Company's revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. See Note 5 of Notes to Consolidated Financial Statements (unaudited) for further information regarding the Company's major customers.


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

     MARINE 700 Drilling Contract. On August 5, 1999, the Company began operating the MARINE 700 under a five-year contract with Esso, an affiliate of Exxon Mobil Corporation, at an initial dayrate of $130,000 per day plus certain dayrate adjustments as allowed by the contract for additional labor costs and construction and equipment changes requested by Esso during the construction process. Currently, these adjustments to the initial dayrate total approximately $12,000 per day. The initial dayrate is subject to a potential increase in years two through five of the contract to the market dayrate for comparable rigs such that total revenue from the contract could range from $237 million to $302 million depending on drilling market conditions. In years two and three of the contract, the dayrate cannot be greater than $165,000, plus adjustments, and in years four and five, the dayrate cannot be greater than the amount that would make the cumulative revenue greater than $302 million. Dayrates are subject to adjustments for changes in indexed operating cost elements, changes in cost arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements.

     The Company and Esso have not been able to agree on what increase, if any, the Company will receive for year two beginning August 5, 2000 and, pursuant to the contract, have agreed to pursue arbitration to determine any increase in the dayrate. Currently an arbitration hearing date has not been set.

     MARINE 500 Drilling Contract. In July 1997, the Company entered into a drilling contract with a drilling consortium led by West Australian Petroleum Pty., Ltd. ("WAPET") for the MARINE 500. The consortium consisted of WAPET, Indonesia Petroleum, Ltd. and Mobil Exploration and Producing Australia. Effective March 2000, WAPET assigned all of its rights and obligations under the contract to CAPL. Upon cancellation, CAPL is obligated to subsidize future contracts and idle rig time up to $95,890 per day, if necessary, to insure that the operating margin on the MARINE 500 reaches $127,500 per day for the remaining term of the contract or until December 31, 2001.

     On September 1, 2000, the Company received the 90-day notice from CAPL that current plans were to utilize the MARINE 500 through February 2001 after which they intended to exercise their termination rights under the drilling contract unless the rig could be assigned to other oil companies. As CAPL was unable to employ the rig beyond March 22, 2001, they exercised their termination right and on March 2, 2001, the Company received the 30 days written notice of intent for early termination.

     In April 2001, the Company signed a contract with Cairn Energy India Pty. Ltd. for one well and two one-well options in India and a two well or a minimum 120-day contract with another operator for work in the United Arab Emirates after completion of the India work. The contract for the work in India combined with the work in the United Arab Emirates is expected to result in the Company realizing a daily operating margin of $127,500 per day through December 31, 2001.

     When the MARINE 500 departed the shipyard in Singapore on July 5, 1999, the Company, in accordance with the consortium drilling contract, received a fee of $6 million for performing the upgrade to enable the rig to work in water depths up to 5,000 feet with 15,000 psi drilling equipment. This $6 million fee is being recognized as revenue over the term of the drilling contract.

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

     The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                          For the Three Months Ended March 31,
                                          ------------------------------------
                                             2001                  2000
                                             ----                  ----
                                      (dollars in thousands except per day data)

Jack-ups:
   Operating days                             1,338                 1,134
   Utilization(1)                               93%                   83%
   Average revenue per operating day       $ 41,734              $ 21,961
   Revenues                                  55,840                24,904
   Contract drilling expense(2)              24,282                19,407
   Depreciation                               5,035                 4,097
   Operating income                          26,523                 1,400


Semi-submersibles:
   Operating days                               180                   182
   Utilization(1)                              100%                  100%
   Average revenue per operating day       $161,298              $151,519
   Revenue                                   29,034                27,576
   Contract drilling expense(2)               7,421                 8,213
   Depreciation                               5,967                 5,925
   Operating income                          15,646                13,438


Total Company:
   Operating days                             1,518                 1,316
   Utilization(1)                               94%                   85%
   Average revenue per operating day       $ 55,912              $ 39,879
   Revenues                                  84,874                52,480
   Contract drilling expense(2)              31,703                27,620
   Depreciation and amortization             11,708                10,803
   General and administrative expense         3,734                 3,452
   Operating income                          37,729                10,605



(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading.

(2) Excludes depreciation and amortization and general and administrative expenses.


     Revenues. The Company's drilling revenues increased $32,394,000 or 62%, during the first quarter ended March 31, 2001, as compared to the same period in 2000. The increase in revenues was primarily due to higher average daily revenue and rig utilization. Average daily revenue and rig utilization increased to $55,912 and 94% for the quarter ended March 31, 2001 as compared to $39,879 and 85% for the same period in 2000. The higher average daily revenue and increased utilization were due to the MARINE 202 and MARINE 305 rigs that began operating in the third quarter of 2000, coupled with improved market conditions in the Gulf of Mexico jack-up market.

     Contract Drilling Expense. Contract drilling expenses during the first three months of 2001 increased $4,083,000 or 15% compared to 2000. The increase was primarily a result of the MARINE 202 and MARINE 305 that began operating in the third quarter of 2000 and higher utilization rates in the Gulf of Mexico jack-up market.

     Depreciation and Amortization. Depreciation and amortization expense for the first quarter of 2001 increased $905,000 or 8% compared to the same period in 2000. The increase was primarily due to depreciation associated with the purchase and upgrade of the MARINE 202, which was placed in service in August 2000.

     General and Administrative. General and administrative expenses for the first quarter of 2001 of $3,734,000 increased by $282,000 or 8% compared to the first quarter of 2000. The increase was primarily due to professional fees relating to the refinement of the Companys' Quality Assurance and Quality Control system.

     Interest Expense. Interest expense for the first three months of 2001 was $1,168,000 compared to $3,433,000 for the same period in 2000. The decrease was a result of decreased borrowings under the Amended Credit Facility.

     Interest Income. Interest income decreased $85,000 or 43% for the three months ended March 31, 2001 from the comparable prior-year period. The decrease was related primarily to decreased average cash balances.

     Other Income. Other income of $330,000 for the first quarter of 2001 was consistent with the first quarter of 2000 and was generated primarily from the sale of drill pipe.

     Income Taxes. Income tax expense increased for the first quarter of 2001 compared to the same period in 2000, primarily due to an increase in the Company's pretax income. The Company's effective tax rate of 35% for 2001 is less than the effective tax rate of 38% for 2000, which was more than the U.S. federal statutory rate of 35% because of foreign tax payments for which the Company did not receive U.S. federal tax benefits in 2000.


FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. At March 31, 2001, the Company had working capital of $33,028,000 compared to working capital of $30,992,000 at December 31, 2000.

     Net cash provided by operating activities for the three months ended March 31, 2001 increased by $17,964,000 to $45,683,000 compared to $27,719,000 for the same period in the prior year. The increase is primarily attributable to the increased dayrates and rig operating activity. Cash used in investing activities decreased $15,204,000 during the first three months of 2001 to $2,633,000 from $17,837,000 during the same period in 2000 due to the acquisition of the MARINE 202 in the first quarter of 2000. Net cash used in financing activities during the three months ended March 31, 2001 was attributable primarily to $43,000,000 in debt repayments.

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

     As of March 31, 2001, $32.0 million was outstanding under the Credit Facility. Subsequent to March 31, 2001, the Company made $15.0 million in principal payments, reducing the outstanding debt balance under the Credit Facility to $17.0 million as of May 7, 2001.

     The MARINE 700 is under a long term contract until August 2004, which will generate contract revenues in excess of $156,000,000 over the remaining life of the contract, assuming no change in rates for the MARINE 700.

     Capital Resources. During the quarter ended March 31, 2001 the Company spent $2,912,000 in capital expenditures consisting primarily of the purchase of drill pipe and other rig machinery.

     The Company will continue to pursue acquisitions of additional drilling rigs and related equipment and/or businesses. Future acquisitions, if any, would likely be funded from the Company's working capital, the Credit Facility, or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefore, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their marketability. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each upgrade, is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made, and other factors.


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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting for and disclosure of derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, are effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 137 and 138 on January 1, 2001.
Adoption of SFAS No. 133, as amended has had no effect on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) a prolonged period of low oil or gas prices; (ii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iii) uninsured costs of litigation; (iv) the inability of the Company to obtain insurance at reasonable rates; (v) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico; (vi) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (vii) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company;
(viii) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (ix) the continuation of market and other conditions similar to those in which the Company incurred net losses for the six months ended June 30, 1999; (x) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xi) the re-negotiation or cancellation of the long-term contracts for the MARINE 700 or the MARINE 500, whether as a result of rig performance or because of some other reason; (xii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiii) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xiv) adverse uninsured litigation results; (xv) adverse tax consequences with respect to operations; and (xvi) adequacy of the Company's cash resources in the future. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Credit Facility. Interest on borrowings under the Credit Facility is at either LIBOR plus a pre-agreed margin percentage point spread or the prime interest rate. The LIBOR incremental margin on these borrowings can range from 1.0% to 2.5% determined pursuant to a debt to EBITDA calculation. The Company may, at its option, fix the interest rate for certain borrowings utilizing the LIBOR pricing option for 30 days to 6 months, with longer periods requiring bank approval. As of March 31, 2001, the LIBOR incremental margin for all borrowings was 1.00% and the Company had $32.0 million outstanding under its Credit Facility. On the remaining $32.0 million balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.3 million on an annual basis.

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

     An offshore worker brought a class action suit against the Company and certain of its subsidiaries, and a number of offshore drilling contractors. The suit, Verdin vs. R&B Falcon Drilling USA Inc., et al Civil Action No. G-00-488 in the United States District court for the Southern District of TX, Galveston Division, was filed in August 2000. The plaintiff, previously employed by another defendant in the action, purports to be an "offshore worker" and alleges that a number of offshore drilling contractors have acted in concert to depress wages and benefits paid to their offshore employees. Plaintiff contends that this is a violation of federal and state antitrust laws and seeks an unspecified amount of treble damages, attorney's fees and costs on behalf of himself and an alleged class of offshore workers. The Company denies the allegations, however, based on information presently available, the outcome of this claim could have a material adverse effect on the results of operations in the quarter the suit is resolved.

     The Company and Esso have not been able to agree on what increases, if any, the Company will receive for year two beginning August 5, 2000 of the MARINE 700 Drilling Contract. Pursuant to the contract the parties have agreed to pursue arbitration to determine any increases in the dayrate. Currently, an arbitration hearing date has not been set.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibits No.        Description


     15   Letter regarding unaudited interim financial information

(b)  Reports on Form 8-K:

     (1)  The Company filed a report under Item 9 of Form 8-K dated
          March 5, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MARINE DRILLING COMPANIES, INC.
                                        (Registrant)


Date: May 10, 2001                   By /s/  T. Scott O'Keefe
                                        ---------------------------------------
                                        T. Scott O'Keefe
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: May 10, 2001                   By /s/  Dale W. Wilhelm
                                        ---------------------------------------
                                        Dale W. Wilhelm
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number     Description
------     -----------
15         Letter regarding unaudited interim financial information
