Form 10-Q
period 2001-06-30
MARINE DRILLING COMPANIES INC
filed 2001-08-14
CIK 860521

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q


            (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 6, 2001 -- 58,710,948

================================================================================

                         MARINE DRILLING COMPANIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION


Item 1. Index to Financial Statements

          Independent Accountants' Review Report...........................    1

          Consolidated Balance Sheets -
          June 30, 2001 (unaudited) and December 31, 2000..................    2

          Consolidated Statements of Operations (unaudited) -
          Three and Six Months Ended June 30, 2001 and 2000................    3

          Consolidated Statements of Cash Flows (unaudited) -
          Six Months Ended June 30, 2001 and 2000..........................    4

          Notes to Consolidated Financial Statements (unaudited)...........    5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................   10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........   16


PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................   16

Item 4  Submission of Matters to a Vote of Security Holders................   17

Item 6. Exhibits and Reports on Form 8-K...................................   18

SIGNATURES.................................................................   19


                                       (i)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
Marine Drilling Companies, Inc.:


         We have reviewed the accompanying consolidated balance sheet of Marine Drilling Companies, Inc. and subsidiaries as of June 30, 2001, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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



Houston, Texas
July 24, 2001

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                       JUNE 30,      December 31,
                                                                        2001            2000
                                                                      ---------      ------------
                                                                     (Unaudited)
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                          $   4,902       $   4,190
   Accounts receivable - trade and other, net                            69,336          49,771
   Income tax receivable                                                  1,284           1,041
   Prepaid expenses and other                                             3,098           1,826
   Inventory                                                                534             510
                                                                      ---------       ---------

       Total current assets                                              79,154          57,338

Property and equipment                                                  749,965         741,795
   Less accumulated depreciation                                        163,966         140,553
                                                                      ---------       ---------

       Property and equipment, net                                      585,999         601,242
Other                                                                       896           2,125
                                                                      ---------       ---------

                                                                      $ 666,049       $ 660,705
                                                                      =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                   $  10,376       $   7,396
   Accrued expenses                                                      19,927          17,568
   Income tax payable                                                     4,124             947
   Employer's liability claims, current                                     501             435
                                                                      ---------       ---------

       Total current liabilities                                         34,928          26,346

Long-term debt                                                               --          75,000

Other non-current liabilities                                             1,421           1,275

Deferred income taxes                                                    87,455          71,748

Shareholders' equity:
   Common stock, par value $.01.  Authorized 200,000,000 shares;
     issued and outstanding 58,712,270 and 58,561,785 shares,
     as of June 30, 2001 and December 31, 2000, respectively                587             586
   Common stock restricted                                                 (343)           (538)
   Additional paid-in capital                                           291,247         288,096
   Retained earnings from January 1, 1993                               250,754         198,192
                                                                      ---------       ---------

       Total shareholders' equity                                       542,245         486,336
                                                                      ---------       ---------

Commitments and contingencies                                                --              --
                                                                      ---------       ---------
                                                                      $ 666,049       $ 660,705
                                                                      =========       =========


         See notes to consolidated financial statements and accompanying independent accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                JUNE 30,                        JUNE 30,
                                        -------------------------       -------------------------
                                          2001            2000            2001            2000
                                        ---------       ---------       ---------       ---------
Revenues                                $  97,765       $  58,962       $ 182,639       $ 111,442

Costs and Expenses:
     Contract drilling                     32,651          29,567          64,354          57,187
     Depreciation and amortization         11,798          10,897          23,506          21,700
     General and administrative             3,948           3,560           7,682           7,012
                                        ---------       ---------       ---------       ---------

                                           48,397          44,024          95,542          85,899
                                        ---------       ---------       ---------       ---------

       Operating income                    49,368          14,938          87,097          25,543
                                        ---------       ---------       ---------       ---------

Other Income (expense):
     Interest expense                        (447)         (2,963)         (1,615)         (6,396)
     Interest income                          127              95             238             291
     Other income (expense)                (4,872)            677          (4,542)          1,032
                                        ---------       ---------       ---------       ---------

                                           (5,192)         (2,191)         (5,919)         (5,073)
                                        ---------       ---------       ---------       ---------

Income before income taxes                 44,176          12,747          81,178          20,470

Income tax expense                         15,573           4,834          28,616           7,779
                                        ---------       ---------       ---------       ---------

Net income                              $  28,603       $   7,913       $  52,562       $  12,691
                                        =========       =========       =========       =========

Earnings per share:
     Basic                              $    0.49       $    0.14       $    0.90       $    0.22
     Diluted                            $    0.48       $    0.13       $    0.88       $    0.21

Average common shares outstanding:
     Basic                                 58,698          58,399          58,663          58,268
     Diluted                               59,529          59,318          59,536          59,105


         See notes to consolidated financial statements and accompanying independent accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                               -----------------------
                                                                                 2001           2000
                                                                               --------       --------
Cash Flows From Operating Activities:
    Net income                                                                 $ 52,562       $ 12,691
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Deferred income taxes                                                    15,707          6,282
        Tax benefits related to common stock issued pursuant to
          long-term incentive plan                                                1,084          1,786
        Depreciation and amortization                                            23,506         21,700
        Changes in operating assets and liabilities:
          Receivables                                                           (19,565)        (3,945)
          Income tax receivable                                                    (243)        18,904
          Other current assets                                                   (1,296)          (982)
          Payables, accrued expenses and employer's liability claims              8,728         (1,379)
          Other                                                                   1,564            275
                                                                               --------       --------
            Net cash provided by operating activities                            82,047         55,332
                                                                               --------       --------

Cash Flows From Investing Activities:
    Purchase of equipment                                                        (8,327)       (30,739)
    Proceeds from disposition of equipment                                          303            939
                                                                               --------       --------
            Net cash used in investing activities                                (8,024)       (29,800)
                                                                               --------       --------

Cash Flows From Financing Activities:
    Proceeds from long-term debt                                                     --          2,000
    Payments on long-term debt                                                  (75,000)       (47,000)
    Proceeds from sale of common stock                                               --         18,461
    Proceeds from exercise of stock options                                       1,689          2,945
                                                                               --------       --------
            Net cash used in financing activities                               (73,311)       (23,594)
                                                                               --------       --------


Net increase in cash and cash equivalents                                           712          1,938
Cash and cash equivalents at beginning of period                                  4,190          4,664
                                                                               --------       --------
Cash and cash equivalents at end of period                                     $  4,902       $  6,602
                                                                               ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                              $  1,538       $  7,214
    Income taxes paid                                                             8,790            124

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Issuance of no shares in 2001 and 5,000 shares in 2000, of restricted
       common stock                                                            $     --       $    137
    Forfeitures of 425 and 1,200 shares in 2001 and 2000 respectively, of
       restricted common stock                                                       (7)           (19)


         See notes to consolidated financial statements and accompanying independent accountants' review report.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      INTERIM FINANCIAL INFORMATION

         The consolidated interim financial statements of Marine Drilling Companies, Inc. (the "Company" or the "Registrant") presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America for complete financial statements have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. The financial data for the six months ended June 30, 2001 included herein has been subjected to a limited review by KPMG LLP, the Registrants' independent accountants, whose report is included herein. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year.

(2)      EARNINGS PER SHARE

         The Company's basic earnings per share, which is based upon the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.), for the quarters ended June 30, 2001 and 2000 is $0.49 and $0.14, respectively. Common stock equivalents with a weighted average of 830,904 and 873,465 are reflected in the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2001, respectively. For the three and six-month periods ended June 30, 2001, there were 986,000 and 906,000 stock options outstanding, respectively, which were not included in the computation of diluted earnings per share. For the three and six-month periods ended June 30, 2000, there were 40,000 and 115,000 stock options outstanding, respectively, that were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares. No adjustment to net income was made in calculating diluted earnings per share for the three and six-month periods ended June 30, 2001 and 2000.

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

         As of June 30, 2001 there was no amount outstanding under the Credit Facility.

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         During the six months ended June 30, 2001, the Company incurred $1.6 million of interest expense, including amortization of deferred financing costs related to the Credit Facility. Interest expense for the construction and refurbishment of qualifying assets is capitalized. Accordingly, there was no capitalized interest expense for the six months ended June 30, 2001 and 2000.

(4)      COMMITMENTS AND CONTINGENCIES

         Jagson International Limited ("Jagson"), an Indian entity, had brought suit against Marine Drilling Companies, Inc. and one of its subsidiaries, Marine 300 Series, Inc. The plaintiff had alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that the Company breached the agreement by failing to charter the rigs resulting in damages in excess of $14,500,000. In August 1995, Jagson filed a suit against the Company in New Delhi, India that was subsequently withdrawn and filed a second suit in New Delhi against the Company in October 1995 that was dismissed by the court. In May 1996, Jagson filed a third suit against the Company in Bombay, India for the same claim and attempted to attach the MARINE 201, located in India at the time, to the claim. In March 1998, the court dismissed the motion for attachment and in July 2001, the Bombay High Court dismissed the third lawsuit.

         An offshore worker brought a class action suit against the Company and certain of its subsidiaries, and a number of offshore drilling contractors. The suit, Verdin vs. R&B Falcon Drilling USA Inc., et al Civil Action No. G-00-488 in the United States District court for the Southern District of TX, Galveston Division, was filed in August 2000. The plaintiff, previously employed by another defendant in the action, purports to be an "offshore worker" and alleges that a number of offshore drilling contractors have acted in concert to depress wages and benefits paid to their offshore employees. Plaintiff contends that this is a violation of federal and state antitrust laws and seeks an unspecified amount of treble damages, attorney's fees and costs on behalf of himself and an alleged class of offshore workers. The Company has reached a preliminary agreement with the plaintiff's counsel to settle all claims, pending Court approval. As a result of this agreement the Company recorded a $5.1 million provision in June 2001 for this pending litigation. The Company will have to pay an additional $5.0 million if the proposed merger with Pride International, Inc. is not consummated by January 1, 2002. The Company can give no assurance that the court will approve this agreement.

         The Company began operating the MARINE 700 on August 5, 1999 under a five-year contract with Esso, an affiliate of Exxon Mobil Corporation, at an initial dayrate of $130,000 per day plus certain dayrate adjustments. The initial dayrate is subject to a potential increase in years two through five of the contract to the market dayrate for comparable rigs. In years two and three of the contract, the dayrate cannot be greater than $165,000, plus adjustments, and in years four and five, the dayrate cannot be greater than the amount that would make the cumulative revenue greater than $302 million. Dayrates are subject to adjustments for changes in indexed operating cost elements, changes in cost arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements. Because the Company and Esso were not able to agree on what increases, if any, the Company would receive for the second year of the contract beginning August 5, 2000 of the MARINE 700 Drilling Contract, the parties agreed to pursue arbitration to determine any increases in the dayrate pursuant to the drilling contract. An arbitration hearing occurred in June 2001, and the arbitrators awarded the Company an increase of $9,000 per day to the base dayrate. A $2.9 million adjustment for the cumulative effect retroactive to August 5, 2000 is included in the second quarter 2001 operating results. The Company and Esso have recently began discussions regarding the dayrate adjustment for the third year of the contact which began August 5, 2001.

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)      MERGER AGREEMENT

         On May 23, 2001, Marine Drilling Companies, Inc. ("Marine") and Pride International, Inc. ("Pride") entered into an Agreement and Plan of Merger, (the "Merger Agreement"), which sets forth the terms and conditions of the proposed merger of Marine and Pride. Pursuant to the Merger Agreement, Marine will merge (the "Marine Merger"), with and into AM Merger, Inc., a wholly owned subsidiary of Pride ("Merger Sub"), with Merger Sub surviving and Pride will merge with and into PM Merger, Inc., a Delaware corporation and wholly owned subsidiary of Pride (the "Reincorporation Merger"). As a result of the aforementioned mergers, Pride will reincorporate from Louisiana to Delaware, Marine will become a wholly owned subsidiary of Pride, and each outstanding share of common stock of Marine (other than shares owned by Marine or Pride) will be converted into the right to receive one share of common stock of Pride.

         The mergers are intended to constitute reorganizations under the Internal Revenue Code of 1986, as amended, and to be accounted for as a "pooling of interests". Consummation of the mergers are subject to approval by the shareholders of both Marine and Pride. A Form S-4 registration statement was filed August 3, 2001 and a special shareholders meeting is scheduled for September 12, 2001 to vote on the mergers.

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

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      The following table sets forth consolidated financial information with respect to the Company and its subsidiaries by operating segment (in thousands):

                                         JACK-UP          SEMI       CORPORATE &
                                        OPERATIONS     OPERATIONS      OTHER          TOTAL
                                        ----------     ----------    ---------      --------
THREE MONTHS ENDED:

    JUNE 30, 2001
        Revenues                         $ 63,905      $ 33,860      $     --       $ 97,765
        Operating Income (Loss)            34,861        19,213        (4,706)        49,368
        Identifiable Assets               191,879       458,049        16,121        666,049
        Capital Expenditures                4,864           496            55          5,415
        Depreciation & Amortization         5,068         5,972           758         11,798

    JUNE 30, 2000
        Revenues                         $ 28,964      $ 29,998      $     --       $ 58,962
        Operating Income (Loss)             2,272        17,010        (4,344)        14,938
        Identifiable Assets               173,780       471,295        17,591        662,666
        Capital Expenditures                8,805         3,508           276         12,589
        Depreciation & Amortization         4,170         5,943           784         10,897


SIX MONTHS ENDED:

    JUNE 30, 2001
        Revenues                         $119,745      $ 62,894      $     --       $182,639
        Operating Income (Loss)            61,384        34,858        (9,145)        87,097
        Identifiable Assets               191,879       458,049        16,121        666,049
        Capital Expenditures                6,577           914           836          8,327
        Depreciation & Amortization        10,103        11,939         1,464         23,506

    JUNE 30, 2000
        Revenues                         $ 53,868      $ 57,574      $     --       $111,442
        Operating Income (Loss)             3,672        30,448        (8,577)        25,543
        Identifiable Assets               173,780       471,295        17,591        662,666
        Capital Expenditures               25,142         4,453         1,144         30,739
        Depreciation & Amortization         8,267        11,868         1,565         21,700

                MARINE DRILLING COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company also provides services in both domestic and foreign locations. The following table sets forth financial information with respect to the Company and its subsidiaries by geographic area (in thousands):

                         AS OF AND FOR THE THREE    AS OF AND FOR THE SIX MONTHS
                          MONTHS ENDED JUNE 30,            ENDED JUNE 30,
                         -----------------------    ----------------------------
                           2001          2000          2001             2000
                         ---------     ---------    -----------      -----------
Revenues:
     United States       $  76,372     $  43,223      $ 142,107      $  77,401
     Australia                 422        15,732         16,306         29,921
     Southeast Asia          3,488            91          6,743          3,197
     India                   6,525            --          6,525             --
     Other Foreign          10,958           (84)        10,958            923
Long-Lived Assets:
     United States         374,284       388,966        374,284        388,966
     Australia                  --       164,978             --        164,978
     Southeast Asia         40,873        43,366         40,873         43,366
     India                 152,810            --        152,810             --
     Other Foreign          18,032        19,504         18,032         19,504

         The Company negotiates drilling contracts with a number of customers for varying terms, and management believes it is not dependent upon any single customer. For the six months ended June 30, 2001 and 2000, sales to customers that represented 10% or more of consolidated drilling revenues were as follows (in thousands):

                                                2001                       2000
                                        ------------------------   ------------------------
                                                      % OF TOTAL                 % OF TOTAL
                                        REVENUE         REVENUE    REVENUE         REVENUE
                                        -------       ----------   -------       ----------
Semi Operations:
 Chevron Australia Pty., Ltd.           $24,921           14%      $31,483           28%

 Esso Exploration, Inc.                  29,105           16%       26,112           23%

Jack-up Operations:
 Applied Drilling Technology, Inc.       36,203           20%       20,167           18%

         As is typical in the industry, the Company does business with a relatively small number of customers at any given time. The loss of any one of such customers could have a material adverse effect on the Company's profitability.

(7)      SUBSEQUENT EVENTS

         On July 13, 2001 the Company reported that its MARINE 4 jack-up rig had a well control incident at Brazos Block #417 in the Gulf of Mexico resulting in an uncontrolled flow of natural gas and salt water from the well bore. One employee of Marine's customer was killed in the incident. The MARINE 304 began drilling a relief well in an attempt to plug the uncontrolled well, however, on August 4, 2001 the well naturally bridged over and is no longer flowing gas. Damage to the MARINE 4 will be assessed once the well is secured and personnel can board the rig. Repair costs are expected to be covered by insurance subject to a $250,000 deductible, plus a loss of hire insurance of $30,000 per day for a maximum of 180 days after a 14 day waiting period.

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

         The rates that the industry can charge for drilling services is a function of not only demand for services but the supply of drilling rigs available in the market to provide service. During 2000 oil and gas prices rose to a level that stimulated oil and gas drilling activity resulting in improved utilization and higher dayrates for the drilling industry, especially in the U.S. Gulf of Mexico. The Company operates most of its jack-up rigs in this market and benefited significantly from these developments through increased utilization and higher dayrates. The Company's U.S. Gulf of Mexico fleet for 2000, averaged 98% utilization compared to 83% in 1999 and average dayrates increased approximately $5,000 per quarter for 2000. These improved market conditions have continued and rig utilization remained high at 99% for the first quarter of 2001 and 100% for the second quarter of 2001. Average dayrates for the Gulf of Mexico jack-up rigs increased marginally for the second quarter of 2001. Presently, crude oil and natural gas prices have declined creating a softer drilling market particularly in the Gulf of Mexico. Utilization rates have began to decline (as illustrated in the table below) and as a result dayrates for the Company's Gulf of Mexico jack-up fleet are beginning to decline. The Company believes that while there has been some recent softening of demand and dayrates in the Gulf of Mexico, long term rig supply and natural gas fundamentals remain positive.

         The following table sets forth industry wide working rig utilization rates, according to Offshore Data Services:

                                                                AVERAGE FOR THE
                                                            SIX MONTHS ENDED JUNE 30,
                                              AS OF         -------------------------
                                          AUGUST 6, 2001      2001            2000
                                          --------------    --------        ---------
Gulf of Mexico jack-up rigs                    75%             88%             83%
Gulf of Mexico semi-submersible rigs           69%             73%             55%
Worldwide jack-up rigs                         77%             81%             73%
Worldwide semi-submersible rigs                72%             71%             62%

         As of August 6, 2001, thirteen of the Company's 16 jack-up rigs were working under short-term contracts that expire during the third or fourth quarter of 2001, one of the jack-up rigs, the MARINE 17, has been taken out of service to install a new top drive drilling system, one international jack-up rig is under contract until the fourth quarter of 2001, and the remaining international rig, configured as an accommodation unit, started a contract July 25, 2001 for a 30 day project. The Company has two semi-submersible rigs, the MARINE 500 and MARINE 700. The MARINE 500 is working under a contract that provides a subsidy to protect a $127,500 per day operating margin through mid-December 2001 and the MARINE 700 is under long-term contract until August 2004.

CONTRACTS AND CUSTOMERS

         The Company provides drilling services to a customer base that includes independent and major foreign and domestic oil and gas companies. As is typical in the industry, the Company does business with a relatively small number of customers at any given time. During the first six months of 2001, the Company performed services for approximately 28 different customers. For the period ended June 30, 2001, Applied Drilling Technology, Inc., a subsidiary of Global Marine Inc., accounted for approximately 20% of the Company's revenues, Esso Exploration, Inc. ("ESSO") accounted for approximately 16% of the Company's revenues and Chevron Australia Pty., Ltd. ("CAPL") accounted for approximately 14% of the Company's revenues. The loss of any one of the Company's customers could, at least on a short-term basis, have a material adverse effect on the Company's profitability. See Note 6 of Notes to Consolidated Financial Statements (unaudited) for further information regarding the Company's major customers.

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

         Because the Company and Esso were not able to agree on what increases, if any, the Company would receive for the second year of the contract beginning August 5, 2000 of the MARINE 700 Drilling Contract, the parties agreed to pursue arbitration to determine any increases in the dayrate pursuant to the drilling contract. An arbitration hearing occurred in June 2001, and the arbitrators awarded the Company an increase of $9,000 per day to the base dayrate. A $2.9 million adjustment for the cumulative effect retroactive to August 5, 2000 is included in the second quarter 2001 operating results. The Company and Esso have recently began discussions regarding the dayrate adjustment for the third year of the contact which began August 5, 2001.

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

         In April 2001, the Company signed a contract with Cairn Energy India Pty. Ltd. for one well and two one-well options in India, this contract has subsequently been extended through the end of 2001. The contract for the work in India is expected to result in the Company realizing a daily operating margin of $127,500 per day through mid-December 2001.

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

         The following table sets forth the average rig utilization rates, operating days, average day rates, revenues and operating expenses of the Company by operating segments for the periods indicated (dollars in thousands except per day data):

                                          FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                   JUNE 30,                               JUNE 30,
                                          --------------------------            ---------------------------
                                             2001             2000                  2001            2000
                                          ----------      ----------            ----------       ----------
                                                    (dollars in thousands except per day data)
Jack-ups
      Operating days                           1,365           1,076                 2,703            2,210
      Utilization (1)                            94%             79%                   93%              81%
      Average revenue per day             $   46,817      $   26,931            $   44,301       $   24,378
      Revenue                                 63,905          28,964               119,745           53,868
      Contract drilling expense (2)           23,976          22,522                48,258           41,929
      Depreciation                             5,068           4,170                10,103            8,267
      Operating income                        34,861           2,272                61,384            3,672
Semi-submersibles
      Operating days                             182             182                   362              364
      Utilization (1)                           100%            100%                  100%            100%
      Average revenue per day             $  186,044      $  164,823            $  173,740       $  158,171
      Revenue                                 33,860          29,998                62,894           57,574
      Contract drilling expense (2)            8,675           7,045                16,096           15,258
      Depreciation                             5,972           5,943                11,939           11,868
      Operating income                        19,213          17,010                34,859           30,448
Total Company:
      Operating days                           1,547           1,258                 3,065            2,574
      Utilization (1)                            94%             81%                   94%              83%
      Average revenue per day             $   63,197      $   46,870            $   59,589       $   43,295
      Revenue                                 97,765          58,962               182,639          111,442
      Contract drilling expense (2)           32,651          29,567                64,354           57,187
      Depreciation and amortization           11,798          10,897                23,506           21,700
      General and administrative expense       3,948           3,560                 7,682            7,012
      Operating income                        49,368          14,938                87,097           25,543

(1) Based on the number of actively marketed rigs. Excluding rigs under construction or in the process of substantial upgrading.

(2) Excludes depreciation and amortization and general and administrative expenses.

         Revenues. The Company's drilling revenues increased $38,803,000 or 66%, and $71,197,000 or 64% during the three and six-month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. The increase in revenues was primarily due to higher average daily revenue and rig utilization in the Gulf of Mexico, and a $2.9 million adjustment for the cumulative effect of a base dayrate adjustment for the MARINE 700. Average daily revenue and rig utilization increased to $63,197 and 94%, respectively, for the quarter ended June 30, 2001 as compared to $46,870 and 81%, respectively, for the same period in 2000. For the six months ended June 30, 2001 the average daily revenue and rig utilization increased to $59,589 and 94%, respectively, from average daily revenue of $43,295 and rig utilization of 83%, respectively, for the same period in 2000. The higher average daily revenue and increased utilization were due to the MARINE 202 and MARINE 305 rigs that began operating in the third quarter of 2000, a $2.9 million adjustment for the cumulative effect of a base dayrate adjustment for the MARINE 700, coupled with improved market conditions in the Gulf of Mexico jack-up market.

         Contract Drilling Expense. Contract drilling expenses for the three and six months ended June 30, 2001 increased $3,084,000 or 10% and $7,167,000 or 13%, respectively, as compared to the same periods in 2000. The increase is primarily a result of the MARINE 202 and MARINE 305 that began operating in the third quarter of 2000 and higher utilization rates in the Gulf of Mexico jack-up market.

         Depreciation and Amortization. Depreciation and amortization expense for the three month and six months ended June 30, 2001 increased $901,000 and $1,806,000, respectively, compared to the same periods in 2000. The increase was principally due to depreciation associated with the purchase and upgrade of the MARINE 202, which was placed in service in August 2000.

         General and Administrative. General and administrative expenses for the three and six-month periods ended June 30, 2001 increased $388,000 or 11% and $670,000 or 10%, respectively, compared to the same periods in 2000. The increase was primarily due to legal fees related to the wage related anti-trust lawsuit and the MARINE 700 arbitration.

         Interest Expense. Interest expense for the three and six months ended June 30, has decreased $2,516,000 or 85% and $4,781,000 or 75% during the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. The decreases are primarily the result of decreased borrowings under the Amended Credit Facility.

         Interest Income. Interest income increased $32,000 or 34% and decreased $53,000 or 18% for the three and six months ended June 30, 2001, respectively, from the comparable prior-year periods. The changes were due primarily to fluctuations in cash balances.

         Other Income (Expense). Other expense of $4,872,000 and $4,542,000 for the three and six-month periods in 2001 represents a $5.1 million charge for the settlement of a wage related anti-trust lawsuit partially offset by income generated by the sale of drill pipe compared to income of $677,000 and $1,032,000 for the three and six-month periods in 2000 which is primarily generated by the sale of drill pipe.

         Income Taxes. Income tax expense increased for the three and six-month periods ended June 30, 2001 compared to the same period in 2000, primarily due to an increase in the Company's pretax income. The Company's effective tax rate of 35% for 2001 is less than the effective tax rate of 38% for 2000, which was more than the U.S. federal statutory rate of 35% because of foreign tax payments for which the Company did not receive U.S. federal tax benefits in 2000.

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. At June 30, 2001, the Company had working capital of $44,226,000 compared to working capital of $30,992,000 at December 31, 2000. The increase in working capital is primarily the result of increased accounts receivable due to improved pricing of the Company's services in the Gulf of Mexico.

         Net cash provided by operating activities for the six months ended June 30, 2001 increased by $26,715,000 to $82,047,000 compared to $55,332,000 for the same period in the prior year. The increase is primarily attributed to the increased dayrates and rig operating activity. Cash used in investing activities decreased $21,776,000 during the first six months of 2001 to $8,024,000 from $29,800,000 during the same period in 2000 due to the acquisition and upgrade of the MARINE 202 during the first six months of 2000. Net cash used in financing activities of $73,311,000 during the six months ended June 30, 2001 was attributed primarily to $75,000,000 in debt repayments.

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

         As of June 30, 2001 there were no amounts outstanding under the Credit Facility.

         The MARINE 700 is under a long-term contract until August 2004, which is expected to generate contract revenues between $144,000,000 and $183,000,000 over the remaining life of the contract, based on the provisions of the MARINE 700 contract.

         Capital Resources. During the six months ended June 30, 2001 the Company spent $8,327,000 in capital expenditures consisting primarily of the purchase of drill pipe and other rig machinery.

         Future acquisitions of additional drilling rigs and related equipment, if any, would likely be funded from the Company's working capital, the Credit Facility, or through the issuance of debt and/or equity securities. The Company cannot predict whether it will be successful in acquiring additional rigs, and obtaining financing therefore, on acceptable terms. In addition, it is currently anticipated that the Company will continue the upgrading of rigs to enhance their marketability. The timing and actual amounts expended by the Company in connection with its plans to upgrade and refurbish selected rigs, as well as the type of rig modification comprising each program, is subject to the discretion of the Company and will depend on the Company's view of market conditions, the Company's cash flow, whether other acquisitions are made, and other factors.

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

MERGER AGREEMENT

         On May 23, 2001, Marine Drilling Companies, Inc. ("Marine") and Pride International, Inc. ("Pride") entered into an Agreement and Plan of Merger, (the "Merger Agreement"), which sets forth the terms and conditions of the proposed merger of Marine and Pride. Pursuant to the Merger Agreement, Marine will merge (the "Marine Merger"), with and into AM Merger, Inc., a wholly owned subsidiary of Pride ("Merger Sub"), with Merger Sub surviving and Pride will merge with and into PM Merger, Inc., a Delaware corporation and wholly owned subsidiary of Pride (the "Reincorporation Merger"). As a result of the aforementioned mergers, Pride will reincorporate from Louisiana to Delaware, Marine will become a wholly owned subsidiary of Pride, and each outstanding share of common stock of Marine (other than shares owned by Marine or Pride) will be converted into the right to receive one share of common stock of Pride.

         The mergers are intended to constitute reorganizations under the Internal Revenue Code of 1986, as amended, and to be accounted for as a "pooling of interests". Consummation of the mergers are subject to approval by the shareholders of both Marine and Pride. A Form S-4 registration statement was filed August 3, 2001 and a special shareholders meeting is scheduled for September 12, 2001 to vote on the mergers.

SUBSEQUENT EVENTS

         On July 13, 2001 the Company reported that its MARINE 4 jack-up rig had a well control incident at Brazos Block #417 in the Gulf of Mexico resulting in an uncontrolled flow of natural gas and salt water from the well bore. One employee of Marine's customer was killed in the incident. The MARINE 304 began drilling a relief well in an attempt to plug the uncontrolled well, however, on August 4, 2001 the well naturally bridged over and is no longer flowing gas. Damage to the MARINE 4 will be assessed once the well is secured and personnel can board the rig. Repair costs are expected to be covered by insurance subject to a $250,000 deductible, plus a loss of hire insurance of $30,000 per day for a maximum of 180 days after a 14 day waiting period.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. At June 30, 2001, the Company does not have any intangible assets with indefinite useful lives. The mergers, as discussed in footnote 5 to the unaudited consolidated financial statements included elsewhere herein, are intended to be accounted for as a pooling-of-interests initiated prior to June 30, 2001. Consummation of the mergers are subject to approval by the shareholders of both Marine and Pride.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q, particularly the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts concerning, among other things, market conditions, the demand for offshore drilling services, future acquisitions and fleet expansion, future financings, future rig contracts, future capital expenditures including rig construction, upgrades and refurbishments, and future results of operations. Actual results may differ materially from those included in the forward-looking statements, and no assurance can be given that the Company's expectations will be realized or achieved. Important factors and risks that could cause actual results to differ materially from those referred to in the forward-looking statements include (i) whether the Company's proposed merger with Pride International, Inc. is completed, (ii) a prolonged period of low oil or gas prices; (iii) the inadequacy of insurance and indemnification to protect the Company against liability from all consequences of well disasters, fire damage or environmental damage; (iv) uninsured costs of litigation; (v) the inability of the Company to obtain insurance at reasonable rates; (vi) a decrease in the demand for offshore drilling rigs especially in the U.S. Gulf of Mexico; (vii) the risks attendant with operations in foreign countries including actions that may be taken by foreign countries and actions that may be taken by the United States against foreign countries; (viii) the failure of the Company to successfully compete with the Company's competitors that are larger and have a greater diversity of rigs and greater financial resources than the Company; (ix) a decrease in rig utilization resulting from reactivation of currently inactive non-marketed rigs or new construction of rigs; (x) the continuation of market and other conditions similar to those in which the Company incurred net losses for the six months ended June 30, 1999; (xi) the loss of key management personnel or the inability of the Company to attract and retain sufficient qualified personnel to operate its rigs; (xii) the re-negotiation or cancellation of the long-term contracts for the MARINE 700 or the MARINE 500, whether as a result of rig performance or because of some other reason; (xiii) the adoption of additional laws or regulations that limit or reduce drilling opportunities or that increase the cost of drilling or increase the potential liability of the Company; (xiv) the occurrence of risks attendant to contract drilling operations including blowouts, cratering, fires and explosions, capsizing, grounding or collision involving rigs while in operation, mobilization or otherwise or damage to rigs from weather, sea conditions or unsound location; (xv) adverse uninsured litigation results; (xvi) adverse tax consequences with respect to operations; and (xvii) adequacy of the Company's cash resources in the future. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates on its Credit Facility. Interest on borrowings under the Credit Facility is at either LIBOR plus a pre-agreed margin percentage point spread or the prime interest rate. The LIBOR incremental margin on these borrowings can range from 1.0% to 2.5% determined pursuant to a debt to EBITDA calculation. The Company may, at its option, fix the interest rate for certain borrowings utilizing the LIBOR pricing option for 30 days to 6 months, with longer periods requiring bank approval. As of June 30, 2001, the LIBOR incremental margin for all borrowings was 1.00% and the Company had no amount outstanding under its Credit Facility.

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


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Jagson International Limited ("Jagson"), an Indian entity, had brought suit against Marine Drilling Companies, Inc. and one of its subsidiaries, Marine 300 Series, Inc. The plaintiff had alleged that the Company agreed to charter two jack-up rigs to the plaintiff during 1992 and that the Company breached the agreement by failing to charter the rigs resulting in damages in excess of $14,500,000. In August 1995, Jagson filed a suit against the Company in New Delhi, India that was subsequently withdrawn and filed a second suit in New Delhi against the Company in October 1995 that was dismissed by the court. In May 1996, Jagson filed a third suit against the Company in Bombay, India for the same claim and attempted to attach the MARINE 201, located in India at the time, to the claim. In March 1998, the court dismissed the motion for attachment and in July 2001, the Bombay High Court dismissed the third lawsuit.

         An offshore worker brought a class action suit against the Company and certain of its subsidiaries, and a number of offshore drilling contractors. The suit, Verdin vs. R&B Falcon Drilling USA Inc., et al Civil Action No. G-00-488 in the United States District court for the Southern District of TX, Galveston Division, was filed in August 2000. The plaintiff, previously employed by another defendant in the action, purports to be an "offshore worker" and alleges that a number of offshore drilling contractors have acted in concert to depress wages and benefits paid to their offshore employees. Plaintiff contends that this is a violation of federal and state antitrust laws and seeks an unspecified amount of treble damages, attorney's fees and costs on behalf of himself and an alleged class of offshore contract workers. The Company has reached a preliminary agreement with the plaintiff's counsel to settle all claims, pending Court approval. As a result of this agreement the Company recorded a $5.1 million provision in June 2001 for this pending litigation. The Company will have to pay an additional $5.0 million if the proposed merger with Pride International, Inc. is not consummated by January 1, 2002. The Company can give no assurance that the court will approve this agreement.

         The Company began operating the MARINE 700 on August 5, 1999 under a five-year contract with Esso, an affiliate of Exxon Mobil Corporation, at an initial dayrate of $130,000 per day plus certain dayrate adjustments. The initial dayrate is subject to a potential increase in years two through five of the contract to the market dayrate for comparable rigs. In years two and three of the contract, the dayrate cannot be greater than $165,000, plus adjustments, and in years four and five, the dayrate cannot be greater than the amount that would make the cumulative revenue greater than $302 million. Dayrates are subject to adjustments for changes in indexed operating cost elements, changes in cost arising from moving the rig outside the U.S. Gulf of Mexico, or changes in personnel requirements. Because the Company and Esso were not able to agree on what increases, if any, the Company would receive for the second year of the contract beginning August 5, 2000 of the MARINE 700 Drilling Contract, the parties agreed to pursue arbitration to determine any increases in the dayrate pursuant to the drilling contract. An arbitration hearing occurred in June 2001, and the arbitrators awarded the Company an increase of $9,000 per day to the base dayrate. A $2.9 million adjustment for the cumulative effect retroactive to August 5, 2000 is included in the second quarter 2001 operating results. The Company and Esso have recently began discussions regarding the dayrate adjustment for the third year of the contact which began August 5, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 17, 2001. At the meeting, seven directors were elected by a vote of holders of Common Stock, as outlined in the company's Proxy Statement related to the meeting. With respect to the election of directors, (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected. The following numbers of votes were cast as to the director nominees:

                                                VOTES CAST
                     ---------------------------------------------------------------------
                                                                    BROKER
   NOMINEE             TOTAL         IN FAVOR         AGAINST      NON-VOTES    ABSTAINING
-------------        ----------     ----------        -------      ---------    ----------
Mr. Barbanell        51,864,961     51,487,630        377,331         --             --
Mr. Brown            51,864,961     51,487,630        377,331         --             --
Mr. Bull             51,864,961     51,487,630        377,331         --             --
Mr. Burton           51,864,961     51,487,630        377,331         --             --
Mr. Rask             51,864,961     51,486,431        378,530         --             --
Mr. Robson           51,864,961     51,487,630        377,331         --             --
Mr. Thomas           51,864,961     51,487,630        377,331         --             --
------------------------------------------------------------------------------------------


         The second item voted upon at the meeting was to approve the Marine Drilling 2001 Stock Incentive Plan with votes cast as follows:

                    IN FAVOR       AGAINST      BROKER NON-VOTES      ABSTAINING
VOTES CAST            VOTES         VOTES             VOTES              VOTES
51,865,476         42,414,477     9,373,387             --              77,612

--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


         Exhibits No.   Description
         ------------   -----------

              15        Letter regarding unaudited interim financial information


(b)      Reports on Form 8-K:

         (1) The Company filed a report under Item 9 of Form 8-K dated April 17, 2001.

         (2) The Company filed a report under Item 5 of Form 8-K dated May 25, 2001.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARINE DRILLING COMPANIES, INC.
                                       (Registrant)


Date: August 14, 2001              By  /s/  T. Scott O'Keefe
                                       -----------------------------------------
                                       T. Scott O'Keefe
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date: August 14, 2001              By  /s/  Dale W. Wilhelm
                                       -----------------------------------------
                                       Dale W. Wilhelm
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS



   EXHIBIT
   NUMBER                     DESCRIPTION
   -------                    -----------
    15         Letter regarding unaudited interim financial information